Form 10-K
Madison Management, Inc.
filed 2009-03-27
CIK 1451298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-156352

MADISON MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0492246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2883 Eagles Peak Lane
Lincoln, CA	95648
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:    (916) 408-5704

Copies of Communications to:
Stoecklein Law Group
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-1325

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was $19,000 based on a share value of $0.01.

The number of shares of Common Stock, $0.001 par value, outstanding on March 23, 2009 was 3,150,000 shares.

MADISON MANAGEMENT, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2008

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	inability to raise additional financing;
•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	inability to efficiently manage our operations;
•	inability to achieve future sales levels or other operating results; and
•	the unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

Throughout this Annual Report references to “we”, “our”, “us”, “Madison”, “the Company”, and similar terms refer to Madison Management, Inc.

PART I

ITEM 1.                      BUSINESS

Business Development

Madison was incorporated in the state of Nevada on March 2, 2001. We were formed to engage in the business of establishing or reestablish a solid management organization for the client by providing services such as reviews of corporate objectives and strategies, reviews of staffing needs, introduce new and relative technology, and generally assist with the execution of projects outside the normal scope of the organizations staff.

Business of Issuer

Madison Management, Inc. is in the business of, and the practice of, helping organizations improve their performance, primarily through the analysis of existing business problems and the development and implementation of plans for improvement.

Our prospective clients may hire our services for a number of reasons, including gaining external and objective advice, access to the company’s specialized expertise, hiring extra temporary help during a one-time project, and utilizing in-house management staff.

We also provide organizational change management assistance, development of coaching skills, technology implementation, strategy development, and operational improvement services. We assist in the identification of problems, and serve as the basis for recommendations for more effective and efficient ways of performing business tasks.

As the need for professional and specialized advice grows, other industries such as government, quasi-government and not-for-profit agencies may turn to Madison Management, Inc. to implement the same managerial principles that have helped the private sector for years.

We offer quick response to our prospective clients with less “ramp up time” on a project due to familiarity with the corporation, and our ability to guide a project through to implementation. When acting as internal consultants we evaluate engagement on projects in light of the corporation strategic and tactical objectives, thus, saving the prospective client time and money.

We are suited to lead consulting project teams and act as organizational subject matter experts. We consult with the teams and direct the organizational management staff. We work closely with, and monitor projects throughout inception, implementation, delivery, quality, and overall operating outcome.

Competition

We compete with numerous other business management, marketing and consulting companies.  Many of these competitors have substantially greater resources than us.  Should a larger and better financed company decide to directly compete with us, and be successful in its efforts, our business could be adversely affected.

Personnel

We are a development stage company and currently do not have any employees.  We look to our officers and directors who collectively have a varied background in business management, marketing, and sales.  We do not anticipate hiring employees over the next 12 months.  We intend to use the services of consultants to perform various professional services.  We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

ITEM 1A.                   RISK FACTORS

An evaluation of us is extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand and acceptance of our business plan, the level of our competition and our ability to attract and maintain key management and employees.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

We are highly dependent on our officers and directors.

We rely heavily on our officers and directors to provide services and for continued business development. It would be difficult to replace any of our officers and directors at such an early stage of development of Madison. Madison’s business could be materially adversely affected if a number of our officers and directors were to leave and if Madison were unable to retain qualified replacements.

Potential issuance of additional common stock could dilute existing stockholders.

We are authorized to issue up to 25,000,000 shares of common stock. To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. We are not currently seeking additional equity financing, which if sought or obtained may result in additional shares of our common stock being issued. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock held by our existing stockholders.

We will need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

Based on our current proposed plans and assumptions, we anticipate that we will need additional capital to fund our operations. There is no assurance that we would be able to raise such capital in an amount sufficient to continue our operations. In the event we require additional financing, we will seek such financing through bank borrowing, debt or other equity financing, corporate partnerships or otherwise. We cannot assure you that such financing would be available to the Company in the amounts or at the times we may require the financing, or if we do obtain any financing that it would be on terms that would allow us to achieve profitability and to sustain our business. We do not presently have a credit line available with any lending institution. Any additional equity financing may involve the sale of additional shares of our common stock on terms that have not yet been established. These terms may be more favorable to future investors than those contained herein.

There is no current public market for our common stock; therefore you may be unable to sell your securities at any time, for any reason, and at any price, resulting in a loss of your investment.

As of the date of this filing, there is no public market for our common stock. Although we contacted an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

We have a limited number of personnel that are required to perform various roles and duties as well as be responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our executive office is located at 2883 Eagles Peak Lane, Lincoln, CA. The office space is approximately 100 square feet for which we pay rent of $250 per month beginning in November 2008. We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to locate and secure additional office space.

ITEM 3.                      LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

We have filed for inclusion of our common stock on the Over-the-Counter Bulletin Board; however, there can be no assurance that FINRA will approve the inclusion of the common stock. Prior to the date of this report, our common stock was not traded.

Inclusion on the OTC Bulletin Board permits price quotations for our shares to be published by that service.  Although we have submitted an application to a market maker for the OTC Bulletin Board, we do not anticipate our shares to immediately be traded in the public market. Also, secondary trading of our shares may be subject to certain state imposed restrictions. Except for the application submitted to a market maker for the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities.  There can be no assurance that our shares will be accepted for trading on the OTC Bulletin Board or any other recognized trading market.  Also, there can be no assurance that a public trading market will develop in the future or, if such a market does develop, that it can be sustained.

Without an active public trading market, a stockholder may not be able to liquidate their shares. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations.  Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The ability of individual stockholder to trade their shares in a particular state may be subject to various rules and regulations of that state.  A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.  Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of March 23, 2009, we had approximately 32 stockholders of record of the 3,150,000 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•	our financial condition;
•	earnings;
•	need for funds;
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Recent Sales of Unregistered Securities

We have no recent sales of unregistered securities.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2008.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Madison is a development stage company incorporated in the State of Nevada in March 2001. We were formed to provide business development, market development and financial goal-setting to prospective clients. Our most important group of prospective clients are in small corporations.

Since our inception on March 2, 2001 through December 31, 2008, we have generated $48,500 in revenues and have incurred a net loss of $46,870.  For the year ended December 31, 2008, we generated $8,500 in revenues and incurred a net loss of $24,775.

Operation Plan

During the next twelve months we plan to continue to focus our efforts on enhancing and marketing our business management, marketing and sales consulting services.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2008, our cash balance was $6,559. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Madison as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated significant revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $46,870 for the period from March 2, 2001 (inception) to December 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

In order to obtain the necessary capital, the Company will seek equity and/or debt financing. If the financing does not provide sufficient capital, shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful. Without sufficient financing, it is unlikely for the Company to continue as a going concern.

Summary of product and research and development that we will perform for the term of our plan.

We do not anticipate performing any significant product research and development under our plan of operation. In lieu of product research and development we anticipate maintaining control over our advertising to assist us in determining the allocation of our limited advertising dollars.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or in the next 12 months.

Significant changes in the number of employees.

We are a development stage company and currently do not have any employees.  We look to our officers and directors who collectively have a varied background in business management, marketing and sales consulting.  We do not anticipate hiring employees over the next 12 months.  We intend to use the services of consultants to perform various professional services.  We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Liquidity and Capital Resources

Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listing or some form of advertising revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Madison does not expect to enter into financial instruments for trading or hedging purposes. Madison does not currently anticipate entering into interest rate swaps and/or similar instruments.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-16 of this Form 10-K.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9a (T).                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer, Pamela R. Elliott and Principal Financial Officer, Elaine M. Evans, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on their evaluation, Ms. Elliott and Ms. Evans concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

           Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934.  These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable.  There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls.  Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                   OTHER INFORMATION

None.

PART III

ITEM 10.                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Term
Pamela R. Elliott	58	President and Director	Since March 2001
Sharilyn Gallison	63	Vice President	Since March 2001
Elaine M. Evans	79	Secretary and Treasurer	Since March 2001
Sandra Z. Lary	60	Director	Since March 2001

Duties, Responsibilities and Experience

Pamela R. Elliott, President and a Director of Madison, has been licensed by the California Department of Real Estate as a sales agent since 1974. She is active in sales, marketing, and training in the real estate industry. With nearly thirty years of management experience in a variety of businesses, including real estate, retailing, manufacturing, consulting, and publishing, Ms. Elliott brings significant pertinent talent to the team.

Mrs. Elliott is co-founder of several companies including Hootman-Elliott Resources, Inc., Del Mar, CA, Market Visions, Santa Rosa, CA, and is President-CEO of Left Coast Consulting Group, Lincoln, CA, a real estate/financial investment consulting firm. Additionally, she co-owns The Natural Healing Way, an online company specializing in natural healing remedies. Ms. Elliott is the daughter of Elaine Evans, Secretary and Treasurer of the Company.

Sharilyn Gallison, Vice President of Madison, has been a California resident since 1984. Prior to moving to California, she was the Program Coordinator for the St. Louis District Dairy Council from 1970 to 1984. Mrs. Gallison supervised fifteen home economists and dietitians involved in nutrition education in a 155 county area in Missouri and Illinois.

In 1985, Mrs. Gallison was Territory Manager for The Merchandising Group serving the San Diego County and Palm Springs areas. In 1998, she joined PSMJ Resources, Inc., La Jolla, California, as Client Services Representation. She schedules and monitors progress on consulting with engineering and architectural firms across the country and abroad.

Mrs. Gallison was born and raised in Northwest Iowa.  She received a B.S. degree in Vocational Home Economics from Iowa State University, Ames, Iowa and her M.S. degree in Home Economics Communications from the University of Missouri, Columbia, Missouri.

Elaine M. Evans, Secretary and Treasurer of Madison, manages her personal assets and acts as business consultant to various individuals and businesses in San Diego, CA through E. Venture Resources, Inc. For sixteen years, Ms. Evans was the owner/operator of one of San Diego’s leading aerospace manufacturing companies, Compucraft Industries, Inc. She was one of only a handful of woman-owned aerospace manufacturing companies in the United States. For that honor, she has received public recognition.

Ms. Evans’ contributions to the business community are notable.  She was a co-founder of the Bank of Commerce, San Diego, CA and has been active in the business community over 45 years. She has served on many boards and committees during that time. Ms. Evans is the mother of Pamela Elliott, a Director and President of the Company.

Sandra Z. Lary, Director of Madison, is the owner of Resources Consulting, a corporate training organization giving instructional workshops to administrative staff, paralegals and attorneys. She has worked for the California State Attorney General’s Office for the past 18 years as a Staff Training Officer teaching hands-on software applications, communication skills, proofreading and grammar classes.

Mrs. Lary has lived in California most of her life and graduated from Woodbury University, Burbank, CA with a Bachelor of Science Degree in Business Administration. She resides with her family in Del Mar, CA.

None of the above Officers and/or Directors businesses are affiliated with or currently doing business with Madison Management, Inc. Although, in 2006, E. Venture Resources, Inc. owned by Elaine M. Evans was hired as a business consultant to the company.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Audit Committee and Financial Expert

We do not have an Audit Committee.  Our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.  The Company does not currently have a written audit committee charter or similar document.

We have no financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.

As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Our decision to not adopt such a code of ethics results from our having only three officers and two directors operating as the management for the Company.  We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  Our Board of Directors performs some of the functions associated with a Nominating Committee.  We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

Director Nomination Procedures

Generally, nominees for Directors are identified and suggested by the members of the Board or management using their business networks.  The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future.  In selecting a nominee for director, the Board or management considers the following criteria:

1.
whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of the Company;

2.
whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.
whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to the Company’s current or future business, will add specific value as a Board member; and

4.	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership.  Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director.  During 2008, the Company received no recommendation for Directors from its stockholders.

The Company will consider for inclusion in its nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of the Company for at least one year.  Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources.  Any stockholder who wishes to recommend for the Company’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to the Company’s Secretary at the following address:  2883 Eagles Peak Lane, Lincoln, California 95648.

ITEM 11.                    EXECUTIVE COMPENSATION

Summary Compensation

Our executive officers have not received any compensation, including plan or non-plan compensation, nor has our executive officers earned any compensation as of the date of this Prospectus.

Future Compensation

Our executive officers have agreed to provide services to us without compensation until such time as we have earnings from our revenue.

Board Committees

We currently do not have any committees of the board of directors.

ITEM 12.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on March 23, 2009 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership before the offering for the following table is based on 3,150,000 shares of common stock outstanding.

Name of Beneficial Owner	Number Of Shares	Percent Beneficially Owned

Pamela R. Elliott, President & Director	350,000	11%
Sharilyn Gallison, Vice President	350,000	11%
Elaine M. Evans, Secretary/Treasurer	300,000	9.5%
Sandra Z. Lary, Director	250,000	7.9%

All Directors, Officers and Principle Stockholders as a Group	1,250,000	39.6%

“Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days from the date of this prospectus.

ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

We lease our corporate office space from an officer, director and shareholder of the Company on a month-to-month basis at $250 per month. Office services are provided without charge by an officer and director of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

In October 2008, E. Venture Resources, Inc. (“EVR”), an entity owned and controlled by an officer to the Company, loaned the Company $15,000. The loan bears no interest and is due upon demand. Subsequent to the year ended December 31, 2008, EVR loaned the Company an additional $24,000. The loan bears no interest and is due upon demand.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Director Independence

The Board of Directors has not made the determination if any of its Directors are considered independent directors in accordance with the director independence standards of the American Stock Exchange.  Therefore, as of the date of this filing, each director should be considered as non-independent.

ITEM 14.                    PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by the principal accountant, Moore & Associates, Chartered, for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007 were $5,000 and $2,500, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed by Moore & Associates, Chartered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements for the fiscal years 2008 and 2007 were $0 and $0, respectively.

(3) TAX FEES

The aggregate fee to be billed by Moore & Associates, Chartered for professional services to be rendered for tax fees for fiscal years 2008 and 2007 were $0 and $1,250, respectively.

(4) ALL OTHER FEES

There were no other fees to be billed by Moore & Associates, Chartered for the fiscal years 2008 and 2007 other than the fees described above.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

ITEM 15.                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" on page 22 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Madison Management, Inc. filed on March 2, 2001		S-1		3(i)(a)	12/19/08
3(ii)(a)	Bylaws of Madison Management, Inc.		S-1		3(ii)(a)	12/19/08
31.1	Certification of Pamela R. Elliott pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Elaine M. Evans pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Pamela R. Elliott pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Elaine M. Evans pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MADISON MANAGEMENT, INC.

By: /s/ Pamela R. Elliott
       Pamela R. Elliott, President

Date: March 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pamela R. Elliott	Director, President, and Chief Executive	March 26, 2009
Pamela R. Elliott	Officer (Principal Executive Officer)

/s/ Elaine M. Evans	Secretary/Treasurer (Principal Financial and	March 26, 2009
Elaine M. Evans	Accounting Officer)

/s/ Sharilyn Gallison	Vice President	March 26, 2009
Sharilyn Gallison

/s/ Sandra Z. Lary	Director	March 26, 2009
Sandra Z. Lary

MADISON MANAGEMENT, INC.

INDEX TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

Pages
Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets, December 31, 2008 and 2007	F-2

Statements of Operations for the Years Ended December 31, 2008 and 2007 and the period from March 2, 2001 (Inception) to December 31, 2008	F-3

Statement of Stockholders' Equity for the period from March 2, 2001 (Inception) to December 31, 2008	F-4 – F-7

Statements of Cash Flows for the Years Ended December 31, 2008 and 2007 and the period from March 2, 2001 (Inception) to December 31, 2008	F-8

Notes to Financial Statements	F-9 – F-17

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Madison Management, Inc
(A Development Stage Company)

We have audited the accompanying balance sheets of Madison Management, Inc (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007 and since inception on March 2, 2001 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Management, Inc (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007 and since inception on March 2, 2001 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $46,870, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
March 24, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Madison Management, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,
	2008	2007

ASSETS

Current Assets
Cash	$6,559	$11,531

Total Assets	$6,559	$11,531

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts Payable	$6,929	$2,126
Notes Payable - Related Party	15,000	-

Total Liabilities	21,929	2,126

Stockholders' Equity

Common Stock, authorized 25,000,000 shares, par value $0.001, issued and outstanding on December 31, 2008 and 2007 is 3,150,000 and 3,150,000 shares, respectively	3,150	3,150

Additional Paid in Capital	28,350	28,350

(Deficit) Accumulated During the Development Stage	(46,870)	(22,095)

Total Stockholders' Equity	(15,370)	9,405

Total Liabilities and Stockholders' Equity	$6,559	$11,531

The accompanying notes are an integral part of these statements.

Madison Management, Inc.
(A Development Stage Company)
Statements of Operations

			March 2, 2001
	For the Years Ended		(Inception) to
	December 31,		December 31,
	2008	2007	2008

Revenue	$-	$10,000	$10,000
Revenue - Related Party	8,500	-	38,500
Total Revenue	8,500	10,000	48,500

Expenses
General and Administrative	8,237	3,899	14,590
Consulting Fees	1,100	-	11,100
Consulting Fees - Stock Based	-	-	22,500
Consulting Fees - Related Party	-	-	5,000
Legal and Professional Fees	23,938	12,261	42,180

Total Expenses	33,275	16,160	95,370

(Loss) Before Provision for Income Taxes	(24,775)	(6,160)	(46,870)

Provision for Income Taxes	-	-	-

Net (Loss)	$(24,775)	$(6,160)	$(46,870)

Basic and Diluted
Earnings (Loss) per Share	$(0.01)	$(0.00)

Weighted Average
Number of Shares	3,150,000	3,150,000

The accompanying notes are an integral part of these statements.

Madison Management, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity

						(Deficit)
						Accumulated
		Common Stock		Additional		During	Total
	Price per			Paid-in	Subscriptions	Development	Stockholders'
	Share	Shares	Amount	Capital	Receivable	Stage	Equity
March 2001
Shares issued for services	0.01	1,250,000	$1,250	$11,250	$-	$-	$12,500

April 2001
Shares issued for services	0.01	1,000,000	1,000	9,000			10,000

August to December 2001
Shares issued for cash
and subscriptions receivable	0.01	900,000	900	8,100	(1,500)		7,500

Net (loss)
March 2, 2001
(Inception) to
December 31, 2001						(23,048)	(23,048)

Balance, December 31, 2001		3,150,000	3,150	28,350	(1,500)	(23,048)	6,952

Madison Management, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity -Continued-

						(Deficit)
						Accumulated
		Common Stock		Additional		During	Total
	Price per			Paid-in	Subscriptions	Development	Stockholders'
	Share	Shares	Amount	Capital	Receivable	Stage	Equity

January 2002
Cash received for
subscriptions receivable					500		500

February 2002
Cash received for
subscriptions receivable					1,000		1,000

Net (loss)
For the year ended
December 31, 2002						(2,309)	(2,309)

Balance, December 31, 2002		3,150,000	3,150	28,350	-	(25,357)	6,143

Net (loss)
For the year ended
December 31, 2003						(4,318)	(4,318)

Madison Management, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity -Continued-

						(Deficit)
						Accumulated
		Common Stock		Additional		During	Total
	Price per			Paid-in	Subscriptions	Development	Stockholders'
	Share	Shares	Amount	Capital	Receivable	Stage	Equity
Balance, December 31, 2003		3,150,000	3,150	28,350	-	(29,675)	1,825

Net (loss)
For the year ended
December 31, 2004						(320)	(320)

Balance, December 31, 2004		3,150,000	3,150	28,350	-	(29,995)	1,505

Net (loss)
For the year ended
December 31, 2005						(320)	(320)

Balance, December 31, 2005		3,150,000	3,150	28,350	-	(30,315)	1,185

Net income
For the year ended
December 31, 2006						14,380	14,380

Balance, December 31, 2006		3,150,000	3,150	28,350	-	(15,935)	15,565

Madison Management, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity -Continued-

						(Deficit)
						Accumulated
		Common Stock		Additional		During	Total
	Price per			Paid-in	Subscriptions	Development	Stockholders'
	Share	Shares	Amount	Capital	Receivable	Stage	Equity
Balance, December 31, 2003		3,150,000	3,150	28,350	-	(29,675)	1,825

Net (loss)
For the year ended
December 31, 2004						(320)	(320)

Balance, December 31, 2004		3,150,000	3,150	28,350	-	(29,995)	1,505

Net (loss)
For the year ended
December 31, 2005						(320)	(320)

Balance, December 31, 2005		3,150,000	3,150	28,350	-	(30,315)	1,185

Net income
For the year ended
December 31, 2006						14,380	14,380

Balance, December 31, 2006		3,150,000	3,150	28,350	-	(15,935)	15,565

The accompanying notes are an integral part of these statements.

Madison Management, Inc.
(A Development Stage Company)
Statements of Cash Flows

			March 2, 2001
	For the Years Ended		(Inception) to
	December 31,		December 31,
	2008	2007	2008
Operating Activities

Net (Loss)	$(24,775)	$(6,160)	$(46,870)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) in Operating Activities:
Shares Issued for Consulting Services	-	-	22,500
Change in Operating Assets and Liabilities:
Increase in Accounts Payable	4,803	2,126	6,929

Net Cash (Used) by Operating Activities	(19,972)	(4,034)	(17,441)

Financing Activities

Proceeds from Notes Payable - Related Party	15,000	-	15,000
Proceeds from Sale of Common Stock	-	-	9,000

Cash Provided by Financing Activities	15,000	-	24,000

Net Increase (Decrease) in Cash	(4,972)	(4,034)	6,559

Cash, Beginning of Period	11,531	15,565	-

Cash, End of Period	$6,559	$11,531	$6,559

Supplemental Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these statements.

Madison Management, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 1 – Summary of significant accounting policies and procedures

Organization
The Company was organized March, 2, 2001 (Date of Inception) under the laws of the State of Nevada, as Madison Management, Inc.  The Company has minimal operations and, in accordance with SFAS #7, the Company is considered a development stage company.  The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock.

Business plan
Madison Management, Inc.’s primary business is to establish or reestablish solid management organizations for its clients.  The Company provides placement of professional and competent personnel into key slots to create a strong, focused management and marketing group for the benefit of the client.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There are no cash equivalents of December 31, 2008 and 2007.

Impairment of long lived assets
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2008 and 2007.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008 and 2007.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and accounts payable.  Fair values were assumed to approximate carrying values for cash and accounts payable because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Madison Management, Inc.
(A Development Stage Company)
Notes to Financial Statements

Revenue recognition
The Company recognizes revenue when it is earned on the accrual basis of accounting in accordance with generally accepted accounting principles.

Concentrations
In 2008 and 2007, one customer accounted for 100% and 100% of sales, respectively.

Advertising costs
The Company expenses all costs of advertising as incurred.  There were no advertising costs included in general and administrative expenses as of December 31, 2008 and 2007.

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information.”  The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.  SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Income taxes
The Company follows Statement of Financial Accounting Standard No. 109 (SFAS No. 109), “Accounting for Income Taxes,”  for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Madison Management, Inc.
(A Development Stage Company)
Notes to Financial Statements

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Financial Accounting Standards Board has published FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations. FIN No. 48 applies to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company has evaluated the effects of FIN No. 48 and found its adoption to not have a material impact on the financial statements.

Stock-based compensation
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of its employee stock option awards.  SFAS-123R eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB-25), “Accounting for Stock Issued to Employees”, and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Recent pronouncements
SFAS 161
In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation.

Madison Management, Inc.
(A Development Stage Company)
Notes to Financial Statements

SFAS 162
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411.  The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

SFAS 163
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

FSP FAS 142-3
In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset.  Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited.  The Company does not expect the adoption of FSP FAS 142-3 will have a material impact on its financial condition or results of operation.

Madison Management, Inc.
(A Development Stage Company)
Notes to Financial Statements

EITF 03-6-1
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-6-1 is prohibited.  It also requires that all prior-period EPS data be adjusted retrospectively.  The Company does not expect the adoption of EITF 03-6-1 will have a material impact on its financial condition or results of operation.

Earnings and (loss) per share
Net earning and (loss) per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic (loss) per share is computed by dividing (losses) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. As of December 31, 2008 and 2007, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 2 – Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and it has not generated significant revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $46,870 for the period from March 2, 2001 (inception) to December 31, 2008.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

Madison Management, Inc.
(A Development Stage Company)
Notes to Financial Statements

In order to obtain the necessary capital, the Company will seek equity and/or debt financing.  If the financing does not provide sufficient capital, shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period.  However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful.  Without sufficient financing, it is unlikely for the Company to continue as a going concern.

Note 3 – Notes payable – related party

In October 2008, E Venture Resources, Inc. (EVR, Inc.), loaned $15,000 to the Company.  The loan bears no interest and is due upon demand.  EVR, Inc. is an entity that is owned and controlled by an officer of the Company.

Note 4 – Income taxes

At December 31, 2008 and 2007, the Company had a federal operating loss carryforward of $46,870 and $22,095, which begins to expire in 2021.

The provision for income taxes consisted of the following components for the years ended December 31, 2008 and 2007:

	2008	2007
Current:
Federal	$-	$-
State	-	-
Deferred	-	-
	$-	$-

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$16,405	$7,733
Total deferred tax assets	16,405	7,733
Less: Valuation allowance	(16,405)	(7,733)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2008 and 2007 was $16,405 and $7,733, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2008 and 2007 and maintained a full valuation allowance.

Madison Management, Inc.
(A Development Stage Company)
Notes to Financial Statements

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2008 and 2007:

	2008	2007
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

Note 5 – Stockholders’ equity

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders.  Holders of common stock do not have cumulative voting rights and are entitled to share ratably in dividends, if any.  In the event of a liquidation, dissolution or winding up of our Company, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities.  All of the outstanding shares of common stock are fully paid and non-assessable.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

On March 5, 2001, the Company issued 1,250,000 shares of its par value common stock to its founders, officers and directors for services rendered to the Company valued at $12,500.

On April 5, 2001, the Company issued 1,000,000 shares of its par value common stock to various consultants for services rendered to the company valued at $10,000.

On November 30, 2001, the Company received subscriptions for 900,000 shares of stock for cash of $7,500 and subscriptions receivable of $1,500.

In January 2002, the Company received cash of $500 and reduced the balance of subscriptions receivable.

In February 2002, the Company received cash of $1,000 and reduced the remaining balance of subscriptions receivable.

As of December 31, 2008 and 2007, there have been no other issuances of common stock.

Madison Management, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 6 – Warrants and options

As of December 31, 2008 and 2007, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 – Related party transactions

The Company does have a month-to-month lease at $250 per month to lease office space from an officer, director and shareholder of the Company.  Office services are provided without charge by an officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

In October 2008, EVR, Inc., loaned $15,000 to the Company.  The loan bears no interest and is due upon demand.  EVR, Inc. is an entity that is owned and controlled by an officer of the Company.

During the year ended December 31, 2008, the Company had revenue from New Day Financial, Inc., an entity that has two directors that are also officers and directors of the Company.  The revenue derived from New Day Financial, Inc. accounted for 100% of the revenue for 2008.

Note 8 – Subsequent events

During the two months ended February 28, 2009, EVR, Inc., loaned a total of $24,000 to the Company.  The loan bears no interest and is due upon demand.  EVR, Inc. is an entity that is owned and controlled by an officer of the Company.  As of February 28, 2009, the total amount owed to EVR, Inc. was $39,000.