Form 10-Q
period 2008-09-30
Madison Management, Inc.
filed 2009-04-30
CIK 1451298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(916) 408-5704
(Registrant’s telephone number, including area code)

Copies of Communications to:
Stoecklein Law Group
Emerald Plaza
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-0556

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on April 24, 2009, was 3,150,000 shares.

PART I -- FINANCIAL INFORMATION

Item 1.             Financial Statements.

Madison Management, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$4,614	$6,559

Total Assets	$4,614	$6,559

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts Payable	$5,929	$6,929
Notes Payable - Related Party	43,000	15,000

Total Liabilities	48,929	21,929

Stockholders' Equity

Common Stock, authorized 25,000,000 shares, par value $0.001, issued and outstanding on March 31, 2009 and December 31, 2008 is 3,150,000 and 3,150,000 shares, respectively	3,150	3,150

Additional Paid in Capital	28,350	28,350

(Deficit) Accumulated During the Development Stage	(75,815)	(46,870)

Total Stockholders' Equity (Deficit)	(44,315)	(15,370)

Total Liabilities and Stockholders' Equity (Deficit)	$4,614	$6,559

The accompanying notes are an integral part of these financial statements.

Madison Management, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			March 2, 2001
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2009	2008	2009

Revenue	$5,000	$-	$15,000
Revenue - Related Party	-	-	38,500
Total Revenue	5,000	-	53,500

Expenses
General and Administrative	5,945	328	20,535
Consulting Fees	-	-	11,100
Consulting Fees - Stock Based	-	-	22,500
Consulting Fees - Related Party	-	-	5,000
Legal and Professional Fees	28,000	(1,581)	70,180

Total Expenses	33,945	(1,253)	129,315

Income (Loss) Before Provision for Income Tax	(28,945)	1,253	(75,815)

Provision for Income Taxes	-	-	-

Net Income (Loss)	$(28,945)	$1,253	$(75,815)

Basic and Diluted
Earnings (Loss) per Share	$(0.01)	$0.00

Weighted Average
Number of Shares	3,150,000	3,150,000

The accompanying notes are an integral part of these financial statements.

Madison Management, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 2, 2001
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2009	2008	2009
Operating Activities

Net Income (Loss)	$(28,945)	$1,253	$(75,815)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Shares Issued for Consulting Services	-	-	22,500
Change in Operating Assets and Liabilities:
Increase (decrease) in Accounts Payable	(1,000)	-	5,929

Net Cash Provided by Operating Activities	(29,945)	1,253	(47,386)

Financing Activities

Proceeds from Notes Payable - Related Party	28,000	-	43,000
Proceeds from Sale of Common Stock	-	-	9,000

Cash Provided by Financing Activities	28,000	-	52,000

Net Increase (Decrease) in Cash	(1,945)	1,253	4,614

Cash, Beginning of Period	6,559	15,565	-

Cash, End of Period	$4,614	$16,818	$4,614

Supplemental Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Madison Management, Inc.
Notes To Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the years ended December 31, 2008 and 2007 and notes thereto included in the Company’s 10-K filed on  March 27, 2009. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Note 2 – Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and it has not generated significant revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $78,815 for the period from March 2, 2001 (inception) to March 31, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Recent Accounting Pronouncements

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

Note 4 – Concentrations

During the three months ended March 31, 2009, one customer accounted for 100% of revenue.

Note 5 – Notes Payable – Related Party

In October 2008, E Venture Resources, Inc. (EVR, Inc.), loaned $15,000 to the Company.  During the three months ended March 31, 2009, EVR, Inc. loaned $28,000 to the Company.  As of March 31, 2009, the principal amount of the loans due to EVR, Inc. totaled $43,000.  The loans bear no interest and are due upon demand.  EVR, Inc. is an entity that is owned and controlled by an officer of the Company.

Note 6 – Stockholders’ Equity

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

On March 5, 2001, the Company issued 1,250,000 shares of its par value common stock to its founders, officers and directors for services rendered to the Company valued at $1,250.

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

As of March 31, 2009, there have been no other issuances of common stock.

Note 7 – Warrants and Options

As of March 31, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Related Party Transactions

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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

o	increased competitive pressures from existing competitors and new entrants;

o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;

o	our ability to efficiently and effectively finance our operations, and/or purchase orders;

o	deterioration in general or regional economic conditions;

o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o	inability to achieve future sales levels or other operating results;

o	the unavailability of funds for capital expenditures and/or general working capital;

o	operational inefficiencies in distribution or other systems;

o
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o	inability to efficiently manage our operations;

o	the inability of management to effectively implement our strategies and business plans; and

o	the other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report.  References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Madison”, “the Company”, and similar terms refer to Madison Management, Inc. unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

Madison is a development stage company incorporated in the State of Nevada in March 2001. We were formed to provide business development, market development and financial goal-setting to prospective clients.  Our most important group of prospective clients are in small corporations.

In the three months ended March 31, 2009, we generated $5,000 in revenues and incurred a net loss of $28,945.  Since our inception on March 2, 2001 through March 31, 2009, we have generated $53,500 in revenues and have incurred a net loss of $75,815.

Results of Operations

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2009 and the comparable periods ended March 31, 2008.

INCOME:

	Three Months Ended March 31,		Increase/Decrease
	2009	2008	$	%
Revenue	5,000	-	$5,000	-
Revenue – Related Party	-	-	-	-
	5,000	-	$5,000	-

Revenue

Revenue for the three months ended March 31, 2009 was $5,000 compared to revenues of $0 in the three months ended March 31, 2008.  The increase in revenue is a result of obtaining a new client this quarter.

EXPENSES:

	Three Months Ended March 31,		Increase/Decrease
	2009	2008	$	%
Expenses:
General and Administrative	$5,945	$328	$5,617	1713%
Consulting Fees	-	-	-	-
Consulting Fees – Stock Based	-	-	-	-
Consulting Fees – Related Party	-	-	-	-
Legal and Professional Fees	28,000	(1,581)	29,581	1871%
Total Expenses	33,945	(1,253)	35,198	2809%

Net Income (Loss)	$(28,945)	$1,253	$(30,198)	(2410%)

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2009 were $5,945, an increase of $5,617 or 1713%, from $328 for the three months ended March 31, 2008. The increase in general and administrative expenses is attributable to the increased cost of accounting and audit fees and the month-to-month rent arrangement with an officer and director of the Company.

Legal and Professional Fees

Legal and professional fees for the three months ended March 31, 2009 were $28,000, an increase of $29,581 or 1871% for the three months ended March 31, 2008.  The increase in legal and professional fees is a result of the increased costs to obtain listing with the OTCBB and the SEC filing requirements.

Net Income (Loss)

Our net loss for the three months ended March 31, 2009 was $28,945, an increase of $30,198, or 2410%, from $1,253 for the three months ended March 31, 2008.  The increase in net loss is a result of increase in expenses related to the ongoing costs of a public company traded on the OTCBB.

Operation Plan

During the next twelve months we plan to continue to focus our efforts on enhancing and marketing our business management, marketing and sales consulting services.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2009 and December 31, 2008.

	March 31,	December 31,	Increase / (Decrease)
	2009	2008	$	%

Current Assets	$4,614	$6,559	$(1,945)	(30%)

Current Liabilities	$48,929	$21,929	$27,000	123%

Working Capital (deficit)	$(44,315)	$(15,370)	$28,945	188%

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of stock and by borrowings.  In the future we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products, however, if we do not generate sufficient sales revenues we will continue to finance our operations through equity and/or debt financings with traditional financial or industry “partners.”

As of March 31, 2009, we continued to finance our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listing or some form of advertising revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

Financing. In October 2008, E. Venture Resources, Inc. (“EVR”), an entity owned and controlled by an officer of the Company, loaned $15,000 to the Company.  During the three months ended March 31, 2009, EVR loaned $28,000 to the Company.  As of March 31, 2009, the principal amount of the loans due to EVR totaled $43,000.  The loans bear no interest and are due upon demand.

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

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2009, our cash balance was $4,614. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Madison as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated significant revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $75,815 for the period from March 2, 2001 (inception) to March 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

Madison does not expect to enter into financial instruments for trading or hedging purposes. Madison does not currently anticipate entering into interest rate swaps and/or similar instruments.

Item 4T.            Controls and Procedures.

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

PART II – OTHER INFORMATION

Item 1.             Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A.            Risk Factors.

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We have submitted an application to a market maker for the OTC Bulletin Board.  When our shares commence trading in the public market and we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  As of the date of this filing, we have no late filings reported by FINRA.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

We have no recent sales of unregistered securities.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter covered by this report.

Item 3.                               Defaults Upon Senior Securities.

None.

Item 4.                               Submission of Matters to a Vote of Security Holders.

None.

Item 5.                               Other Information.

None.
Item 6.                               Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MADISON MANAGEMENT, INC.
(Registrant)

By:/S/ Pamela R. Elliott
      Pamela R. Elliott, President
      (On behalf of the registrant and as
       principal executive officer)

Date: April 30, 2009