Form 10-K/A
period 2008-12-31
Madison Management, Inc.
filed 2009-05-06
CIK 1451298

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
Yes ☒    No ☐

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

**EXPLANATORY NOTE - The Registrant is amending this Form 10-K to indicate it is a shell company.  No changes were made to the financial statements or other disclosures in the Form 10-K for the year ended December 31, 2008.

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

Date: May 5, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pamela R. Elliott	Director, President, and Chief Executive	May 5, 2009
Pamela R. Elliott	Officer (Principal Executive Officer)

/s/ Elaine M. Evans	Secretary/Treasurer (Principal Financial and	May 5, 2009
Elaine M. Evans	Accounting Officer)

/s/ Sharilyn Gallison	Vice President	May 5, 2009
Sharilyn Gallison

/s/ Sandra Z. Lary	Director	May 5, 2009
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