Form 10-Q/A
period 2009-03-31
Madison Management, Inc.
filed 2009-05-06
CIK 1451298

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
Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on April 24, 2009, was 3,150,000 shares.

**EXPLANATORY NOTE - The Registrant is amending this Form 10-Q to indicate it is a shell company.  No changes were made to the financial statements or other disclosures in the Form 10-Q for the quarter ended March 31, 2009.

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

Date: May 5, 2009