Form 10-Q
period 2009-06-30
Madison Management, Inc.
filed 2009-08-06
CIK 1451298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-156352

MADISON MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0492246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2883 Eagles Peak Lane, Lincoln, CA	95648
(Address of principal executive offices)	(Zip Code)

(916) 408-5704
(Registrant’s telephone number, including area code)

Copies of Communications to:
Stoecklein Law Group
402 West Broadway, Suite 690
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
Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on August 3, 2009, was 3,150,000 shares.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Madison Management, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$2,782	$6,559

Total Assets	$2,782	$6,559

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts Payable	$7,429	$6,929
Notes Payable - Related Party	62,437	15,000

Total Liabilities	69,866	21,929

Stockholders' Equity

Common Stock, authorized 25,000,000 shares, par value $0.001, issued and outstanding on June 30, 2009 and December 31, 2008 is 3,150,000 and 3,150,000 shares, respectively	3,150	3,150

Additional Paid in Capital	28,350	28,350

(Deficit) Accumulated During the Development Stage	(98,584)	(46,870)

Total Stockholders' Equity (Deficit)	(67,084)	(15,370)

Total Liabilities and Stockholders' Equity (Deficit)	$2,782	$6,559

The accompanying notes are an integral part of these financial statements.

Madison Management, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					March 2, 2001
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$5,000	$-	$15,000
Revenue - Related Party	-	-	-	-	38,500
Total Revenue	-	-	5,000	-	53,500

Expenses
General and Administrative	3,332	2,820	9,277	3,148	23,867
Consulting Fees	-	-	-	-	11,100
Consulting Fees - Stock Based	-	-	-	-	22,500
Consulting Fees - Related Party	-	-	-	-	5,000
Legal and Professional Fees	19,437	6,570	47,437	4,989	89,617

Total Expenses	22,769	9,390	56,714	8,137	152,084

Income (Loss) Before Provision for Income Tax	(22,769)	(9,390)	(51,714)	(8,137)	(98,584)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$(22,769)	$(9,390)	$(51,714)	$(8,137)	$(98,584)

Basic and Diluted
Earnings (Loss) per Share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted Average
Number of Shares	3,150,000	3,150,000	3,150,000	3,150,000

The accompanying notes are an integral part of these financial statements.

Madison Management, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 2, 2001
	For the Six Months Ended		(Inception) to
	June 30,		June 30,
	2009	2008	2009
Operating Activities

Net Income (Loss)	$(51,714)	$(8,137)	$(98,584)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Shares Issued for Consulting Services	-	-	22,500
Change in Operating Assets and Liabilities:
Increase (decrease) in Accounts Payable	500	(146)	7,429

Net Cash Provided by Operating Activities	(51,214)	(8,283)	(68,655)

Financing Activities

Proceeds from Notes Payable - Related Party	47,437	-	62,437
Proceeds from Sale of Common Stock	-	-	9,000

Cash Provided by Financing Activities	47,437	-	71,437

Net Increase (Decrease) in Cash	(3,777)	(8,283)	2,782

Cash, Beginning of Period	6,559	11,531	-

Cash, End of Period	$2,782	$3,248	$2,782

Supplemental Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

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

Note 2 – Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and it has not generated significant revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $98,584 for the period from March 2, 2001 (inception) to June 30, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Madison Management, Inc.
Notes To Financial Statements
(Unaudited)

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

Note 4 – Concentrations

During the six months ended June 30, 2009, one customer accounted for 100% of revenue.

Note 5 – Notes Payable – Related Party

In October 2008, E Venture Resources, Inc. (EVR, Inc.), loaned $15,000 to the Company.  During the six months ended June 30, 2009, EVR, Inc. loaned $47,437 to the Company.  As of June 30, 2009, the principal amount of the loans due to EVR, Inc. totaled $62,437.  The loans bear no interest and is due upon demand.  EVR, Inc. is an entity that is owned and controlled by an officer of the Company.

Madison Management, Inc.
Notes To Financial Statements
(Unaudited)

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

As of June 30, 2009, there have been no other issuances of common stock.

Note 7 – Warrants and Options

As of June 30, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Related Party Transactions

The Company does have a month-to-month lease at $250 per month to lease office space from an officer, director and shareholder of the Company.  During the six months ended June 30, 2009, the Company had rent expense of $1,500.  Office services are provided without charge by an officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

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

OVERVIEW AND OUTLOOK

Madison is a development stage company incorporated in the State of Nevada in March 2001. We were formed to provide business development, market development and financial goal-setting to prospective clients. Our most important group of prospective clients is in small corporations.

In the six months ended June 30, 2009, we generated $5,000 in revenues and incurred a net loss of $51,714. Since our inception on March 2, 2001 through June 30, 2009, we have generated $53,500 in revenues and have incurred a net loss of $98,584.

As a result of our lack of revenue generation, we plan to re-assess our business plan, and aggressively seek out other business opportunities. In an effort to substantiate stockholder value, we are seeking compatible business opportunities. We can provide no assurance that we will be able to locate compatible business opportunities. As of June 30, 2009, we have been in preliminary discussions with a private company interested in a potential merger with us. As of the date of this filing, there have been no definitive agreements reached with this company. If and when we enter into a definitive agreement with any company, we will file a current report on Form 8-K.

Results of Operations

The following table summarizes selected items from the statement of operations for the three and six months ended June 30, 2009 and the comparable periods ended June 30, 2008.

INCOME:

	Three Months Ended June 30,		Increase/Decrease		Six Months Ended June 30,		Increase/Decrease
	2009	2008	$	%	2009	2008	$	%
Revenue	-	-	-	-	$5,000	-	$5,000	-
Revenue – Related Party	-	-	-	-	-	-	-	-
	-	-	-	-	$5,000	-	$5,000	-

Revenue

Revenue for the three and six months ended June 30, 2009 was $0 and $5,000 compared to revenues of $0 in both the three and six months ended June 30, 2008.  The increase in revenue is a result of obtaining a new client in the first quarter.

EXPENSES:

	Three Months Ended June 30,		Increase/Decrease		Six Months Ended June 30,		Increase/Decrease
	2009	2008	$	%	2009	2008	$	%
Expenses:
General and Administrative	$3,332	$2,820	$512	18%	$9,277	$3,148	$6,129	195%
Legal and Professional Fees	19,437	6,570	12,867	196%	47,437	4,989	42,448	851%
Total Expenses	22,769	9,390	13,379	142%	56,714	8,137	48,577	597%

Net Income (Loss)	$(22,769)	$(9,390)	$13,379	142%	$(51,714)	$(8,137)	$43,577	536%

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2009 were $3,332 and $9,277, an increase of $512 or 18% from $2,820 for the three months ended June 30, 2009 and an increase of $6,129 or 195% from $3,148 for the six months ended June 30, 2008. The increase in general and administrative expenses is attributable to the increased cost of accounting and audit fees and the month-to-month rent arrangement with an officer and director of the Company.

Legal and Professional Fees

Legal and professional fees for the three and six months ended June 30, 2009 were $19,437 and $4,989, an increase of $12,867 or 196% for the three months ended June 30, 2009 and an increase of $42,448 or 851% for the six months ended June 30, 2008.  The increase in legal and professional fees is a result of the costs associated with the SEC filing requirements.

Net Income (Loss)

Our net loss for the three and six months ended June 30, 2009 was $22,769 and $51,714, an increase of $13,379, or 142% from $9,390 for the three months ended June 30, 2009 and an increase of $43,577, or 536% from $8,137 for the six months ended June 30, 2008.  The increase in net loss is a result of increase in expenses related to the ongoing costs of a public company traded on the OTCBB.

Operation Plan

During the next twelve months we plan to continue to focus our efforts on enhancing and marketing our business management, marketing and sales consulting services. However, and alternatively, we have been, in light of the current financial market instability, been seeking other ventures, which may provide us opportunities which are more likely to provide us financial reward.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$2,782	$6,559	$(3,777)	(58%)

Current Liabilities	$69,866	$21,929	$47,937	219%

Working Capital (deficit)	$(67,084)	$(15,370)	$51,714	336%

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

As of June 30, 2009, we continued to finance our cash flow requirements through loans and issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of some form of advertising revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

Financing. In October 2008, E. Venture Resources, Inc. (“EVR”), an entity owned and controlled by an officer of the Company, loaned $15,000 to the Company.  As of June 30, 2009, EVR loaned $47,437 to the Company.  As of June 30, 2009, the principal amount of the loans due to EVR totaled $62,437.  The loans bear no interest and are due upon demand.

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

As of June 30, 2009, our cash balance was $2,782. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Madison as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated significant revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $98,584 for the period from March 2, 2001 (inception) to June 30, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have suffered losses from operations during our operating history and our ability to continue as a going concern is dependent upon obtaining future profitable operations. Additionally, our auditor’s report reflects that the ability of the Company to continue as a going concern is dependent upon its ability to obtain additional sources of capital or borrowings and, ultimately, the achievement of significant operating revenues. Although management believes that the proceeds from the sale of securities, together with funds from operations, will be sufficient to cover anticipated cash requirements, we will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to investors.

We will need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We believe that current cash on hand and the other sources of liquidity may not be sufficient enough to fund our operations through fiscal 2009. In that event, we would need to raise additional funds to continue our operations.

Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

We may acquire assets or other businesses in the future.

We may consider acquisitions of other assets or other business. Any acquisition involves a number of risks that could fail to meet our expectations and adversely affect our profitability. For example:

•	The acquired assets or business may not achieve expected results;

•	We may incur substantial, unanticipated costs, delays or other operational or financial problems when integrating the acquired assets;

•	We may not be able to retain key personnel of an acquired business;

•	Our management’s attention may be diverted; or

•	Our management may not be able to manage the acquired assets or combined entity effectively or to make acquisitions and grow our business internally at the same time.

If these problems arise we may not realize the expected benefits of an acquisition.

Risks Relating To Our Common Stock

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Date: August 5, 2009