Form 10-Q
period 2009-09-30
Madison Management, Inc.
filed 2009-11-19
CIK 1451298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-156352

MADISON MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0492246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3360 W. Olympic Blvd., Suite 201, Los Angeles, CA	90019
(Address of principal executive offices)	(Zip Code)

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
Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on November 13, 2009, was 3,150,000 shares.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

Madison Management, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$-	$6,559

Total assets	$-	$6,559

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accounts payable	$724	$6,929
Notes payable - related party	-	15,000

Total liabilities	724	21,929

Stockholders' deficit

Common Stock, authorized 25,000,000 shares, par value $0.001, issued and outstanding on September 30, 2009 and December 31, 2008 is 3,150,000 and 3,150,000 shares, respectively	3,150	3,150

Additional paid in capital	99,343	28,350

Deficit accumulated during the development stage	(103,217)	(46,870)

Total stockholders' deficit	(724)	(15,370)

Total liabilities and stockholders' deficit	$-	$6,559

The accompanying notes are an integral part of these financial statements.

Madison Management, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the		For the		March 2, 2001
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$5,000	$-	$15,000
Revenue - related party	-	8,500	-	8,500	38,500
Total revenue	-	8,500	5,000	8,500	53,500

Expenses
General and administrative	2,957	45	12,234	3,193	26,824
Consulting fees	-	100	-	100	11,100
Consulting fees - stock based	-	-	-	-	22,500
Consulting fees - related party	-	-	-	-	5,000
Legal and professional fees	3,605	3,949	51,042	8,938	93,222

Total expenses	6,562	4,094	63,276	12,231	158,646

Net operating income (loss)	(6,562)	4,406	(58,276)	(3,731)	(105,146)

Other income:
Forgiveness of debt	1,929	-	1,929	-	1,929
Total other income	1,929	-	1,929	-	1,929

Income (loss) before provision for income tax	(4,633)	4,406	(56,347)	(3,731)	(103,217)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(4,633)	$4,406	$(56,347)	$(3,731)	$(103,217)

Basic and Diluted
Earnings (Loss) per Share	$(0.00)	$0.00	$(0.02)	$(0.00)

Weighted Average
Number of Shares	3,150,000	3,150,000	3,150,000	3,150,000

The accompanying notes are an integral part of these financial statements.

Madison Management, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 2, 2001
	For the Nine Months Ended		(Inception) to
	September 30,		September 30,
	2009	2008	2009
Operating activities

Net loss	$(56,347)	$(3,731)	$(103,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for consulting services	-	-	22,500
Change in operating assets and liabilities:
Increase (decrease) in accounts payable	(6,205)	3,803	724

Net cash provided by operating activities	(62,552)	72	(79,993)

Financing activities

Proceeds from notes payable - related party	(15,000)	-	0
Proceeds from sale of common stock	-	-	9,000
Donated capital - debt forgiveness	15,000	-	15,000
Donated capital- cash contributed	55,993	-	55,993

Cash provided by financing activities	55,993	-	79,993

Net Increase (decrease) in cash	(6,559)	72	-

Cash, beginning of period	6,559	11,531	-

Cash, end of period	$-	$11,603	$-

Supplemental Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Note 2 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and it has not generated significant revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $103,217 for the period from Inception (March 2, 2001) to September 30, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

In order to obtain the necessary capital, the Company will seek equity and/or debt financing.  If the financing does not provide sufficient capital, shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period.  However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful.  Without sufficient financing, it is unlikely for the Company to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Madison Management, Inc.
(A Development Stage Company)
Notes To Financial Statements
(Unaudited)

Note 3 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Earnings Per Share

The Company follows Statement of Financial Accounting Standards No. 128. “Earnings Per Share” (“SFAS No. 128”). Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Recent Accounting Pronouncements

In September 2009, the FASB Emerging Issues Task Force, or EITF, reached a consensus on ASC Update 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASC Update 2009-13. ASC Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC 605-25. ASC Update 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated. ASC Update 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables, if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. As a result, ASC Update 2009-13 will be effective for the Company no later than the first quarter of fiscal 2011. The adoption of ASC Update 2009-13 will not have a material impact on the Company’s financial position or results of operations for future collaborations arrangements.

Madison Management, Inc.
(A Development Stage Company)
Notes To Financial Statements
(Unaudited)

Note 3 – Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the interim period ending December 31, 2009. This will not have an impact on the results of the Company.

Madison Management, Inc.
(A Development Stage Company)
Notes To Financial Statements
(Unaudited)

Note 4 – Concentrations

During the nine months ended September 30, 2009, one customer accounted for 100% of revenue.

Note 5 – Notes Payable – Related Party

In October 2008, E Venture Resources, Inc. (EVR, Inc.), loaned $15,000 to the Company.  During the nine months ended September 30, 2009, EVR, Inc. loaned an additional $55,993 to the Company. In August 2009, EVR, Inc. forgave $15,000 of debt from 2008 which was recorded as donated capital and $55,993 was reclassified to donated capital for the current year contributions.  As of September 30, 2009, the principal amount of the loans due to EVR, Inc. totaled $0.  The loans bear no interest and are due upon demand.  EVR, Inc. is an entity that is owned and controlled by a former officer of the Company.

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

Madison Management, Inc.
(A Development Stage Company)
Notes To Financial Statements
(Unaudited)

In August 2009, E Venture Resources, Inc. forgave $15,000 of debt from 2008 which was recorded as donated capital.  EVR, Inc. is an entity that is owned and controlled by a former officer of the Company.

In August 2009, E Venture Resources, Inc. donated capital of $55,993 to the Company.  EVR, Inc. is an entity that is owned and controlled by a former officer of the Company.

As of September 30, 2009, there have been no other issuances of common stock.

Note 7 – Warrants and Options

As of September 30, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Forgiveness of Debt

During the nine months ended September 30, 2009, the Company settled their balance of $5,929 with a vendor.  The vendor agreed to forgive $1,929 of the debt and the Company paid the remaining balance of $4,000 in cash.

Note 9 – Related Party Transactions

The Company has a month-to-month lease at $250 per month to lease office space from an officer, director and shareholder of the Company.  Effective, August 1, 2009, the Company terminated its lease.  During the nine months ended September 30, 2009 and September 30, 2008, the Company had rent expense of $1,750 and $0, respectively.  Office services are provided without charge by an officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Note 10 – Change of Control and Management

On July 24, 2009, the officers and directors of the Company, Ms. Pam Elliott, Ms. Sharilyn Gaillison, Ms. Sandra Lary, and Ms. Elaine Evans gave the Company notice of their resignations from their positions as officers and members of the Board of Directors, which resignations were accepted by the Company on August 6, 2009.

Prior to the resignations of Ms. Pam Elliott and Ms. Sandra Lary, the Board of Directors appointed Mr. Donghwan Kim to serve as the Company’s President, Secretary and Treasurer and to serve as the sole member of the Company’s Board of Directors.

Madison Management, Inc.
(A Development Stage Company)
Notes To Financial Statements
(Unaudited)

Note 11 – Subsequent Events

The Company has evaluated subsequent events through November 18, 2009, the date which the financial statements were available to be issued.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report.  References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Madison”, “the Company”, and similar terms refer to Madison Management, Inc. unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

Madison is a development stage company incorporated in the State of Nevada in March 2001. We were formed to provide business development, market development and financial goal-setting to prospective clients. Our most important group of prospective clients is in small corporations.

In the nine months ended September 30, 2009, we incurred a net loss of $56,347. Since our inception on March 2, 2001 through September 30, 2009, we have generated $53,500 in revenues and have incurred a net loss of $103,217.

As a result of our lack of revenue generation, we plan to re-assess our business plan, and aggressively seek out other business opportunities. In an effort to substantiate stockholder value, we are seeking compatible business opportunities. We can provide no assurance that we will be able to locate compatible business opportunities. During the second and third quarter, we have been in preliminary discussions with a private company interested in a potential merger with us. As of the date of this filing, there have been no definitive agreements reached with this company. If and when we enter into a definitive agreement with any company, we will file a current report on Form 8-K.

Recent Developments

On July 24, 2009, the officers and directors of the Company, Ms. Pam Elliott, Ms. Sharilyn Gaillison, Ms. Sandra Lary, and Ms. Elaine Evans gave the Company notice of their resignations from their positions as officers and members of the Board of Directors, which resignations were accepted by the Company on August 6, 2009.

Prior to the resignations of Ms. Pam Elliott and Ms. Sandra Lary, the Board of Directors appointed Mr. Donghwan Kim to serve as the Company’s President, Secretary and Treasurer and to serve as the sole member of the Company’s Board of Directors.

Charles Kim – President, Treasurer and Secretary Mr. Charles Kim, a citizen of South Korea, is the Chief Executive Officer, President, Secretary and Treasurer of Madison Management, Inc.  Mr. Kim has been the President of the Korean division of ENSAP International Co., LTD. since June 1, 2009.  From October 1, 1980 through present, Mr. Kim has been the Chairman of Taerim Electronics.  Mr. Kim also holds the position of President for both Hydroderm U.S.A., Inc., and Hydroderm Asia, from March 1, 2008 through present and August 8, 2003 through present, respectively. Mr. Kim also currently resides as Chairman and CFO of Charista Global Corp., a position he has held since December 1, 2008.

Results of Operations

The following table summarizes selected items from the statement of operations for the three and nine months ended September 30, 2009 and the comparable periods ended September 30, 2008.

INCOME:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2009	2008	$	%	2009	2008	$	%
Revenue	$ -	$ -	$ -	-	$5,000	-	$ 5,000	100%
Revenue – Related Party	-	8,500	(8,500)	(100%)	-	8,500	(8,500)	(100%)
	$ -	$ 8,500	(8,500)	(100%)	$5,000	$8,500	$ (3,500)	(41%)

Revenue

Revenue for the three and nine months ended September 30, 2009 was $0 and $5,000 compared to revenues of $8,500 and $8,500 for the three and nine months ended September 30, 2008.  The decrease in revenue is a result of not obtaining new clients in third quarter as a result of management focusing their efforts on re-assessing our business plan, and aggressively seeking out other business opportunities in an effort to substantiate stockholder value.

EXPENSES:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2009	2008	$	%	2009	2008	$	%
Expenses:
General and Administrative	$2,957	$45	$2,912	6,471%	$12,234	$3,193	$9,041	283%
Consulting Fees	-	100	(100)	(100%)	-	100	(100)	(100%)
Legal and Professional Fees	3,605	3,949	(344)	(9%)	51,042	8,938	42,104	471%
Total Expenses	6,562	4,094	2,468	60%	63,276	12,231	51,045	417%

Net Income (Loss)	$(4,633)	$4,406	$(9,039)	(205%)	$(56,347)	$(3,731)	$52,616	1,410%

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2009 were $2,957 and $12,234, an increase of $2,912 or 6,471% from $45 for the three months ended September 30, 2009 and an increase of $9,041 or 283% from $3,193 for the nine months ended September 30, 2008. The increase in general and administrative expenses is attributable to the increased cost of accounting and audit fees.

Legal and Professional Fees

Legal and professional fees for the three and nine months ended September 30, 2009 were $3,605 and $51,042, a decrease of $344 or 9% for the three months ended September 30, 2009 and an increase of $42,104 or 471% for the nine months ended September 30, 2008.  The increase in legal and professional fees is a result of the costs associated with the SEC filing requirements.

Net Income (Loss)

Our net loss for the three and nine months ended September 30, 2009 was $4,633 and $56,347, a decrease of $9,039 or 205% from $4,406 for the three months ended September 30, 2008 and a decrease of $52,616, or 1,410% from $3,731 for the nine months ended September 30, 2008.  The increase in net loss is a result of increase in expenses related to the ongoing costs of a public company traded on the OTCBB.

Operation Plan

During the next twelve months we plan to continue to focus our efforts on enhancing and marketing our business management, marketing and sales consulting services. However, and alternatively, we have been, in light of the current financial market instability, been seeking other ventures, which may provide us opportunities which are more likely to provide us financial reward.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$ -	$6,559	$(6,559)	(100%)

Current Liabilities	$724	$21,929	$(21,205)	97%

Working Capital (deficit)	$(724)	$(15,370)	$(14,646)	(95%)

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

As of September 30, 2009, we continued to finance our cash flow requirements through loans and issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of some form of advertising revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

Financing. In October 2008, E. Venture Resources, Inc. (“EVR”), an entity owned and controlled by an officer of the Company, loaned $15,000 to the Company.  During the nine months ended September 30, 2009, EVR, Inc. loaned an additional $55,993 to the Company. In August 2009, EVR, Inc. forgave $15,000 of debt from 2008 which was recorded as donated capital and $55,993 was reclassified to donated capital for the current year contributions.  As of September 30, 2009, the principal amount of the loans due to EVR, Inc. totaled $0.

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

As of September 30, 2009, our cash balance was $0. Our plan for satisfying our cash requirements for the next twelve months is through sales-generated income, sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Madison as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated significant revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $103,217 for the period from March 2, 2001 (inception) to September 30, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Madison does not expect to enter into financial instruments for trading or hedging purposes. Madison does not currently anticipate entering into interest rate swaps and/or similar instruments.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Donghwan Kim, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on his evaluation, Mr. Kim concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We are highly dependent on our sole officer and director.

We rely heavily on our officer and director to provide services and for continued business development. It would be difficult to replace our officer and director at such an early stage of development of Madison. Madison’s business could be materially adversely affected if our officer and director were to leave and if Madison were unable to retain qualified replacements.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

·	Deliver to the customer, and obtain a written receipt for, a disclosure document;
·	Disclose certain price information about the stock;
·	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
·	Send monthly statements to customers with market and price information about the penny stock; and
·	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

Item 5. Other Information.

    None.

Item 6. Exhibits.

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Madison Management, Inc. filed on March 2, 2001		S-1		3(i)(a)	12/19/08
3(ii)(a)	Bylaws of Madison Management, Inc.		S-1		3(ii)(a)	12/19/08
31	Certification of Donghwan Kim pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Donghwan Kim pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MADISON MANAGEMENT, INC.
(Registrant)

By:/S/ Donghwan Kim
      Donghwan Kim, President
      (On behalf of the registrant and as
       principal executive officer)

Date: November 19, 2009