Form 10-K
period 2009-12-31
E & M Group, Inc.
filed 2010-03-31
CIK 1451298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-156352

E & M GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0492246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2373 208th St., Unit F4
Torrance, CA	90501
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (213) 995-5036

Copies of Communications to:
Stoecklein Law Group
402 West Broadway, Suite 690
San Diego, CA 92101.
(619) 704-1310
Fax (619) 704-1325

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

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
Yes ☒    No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) was $150,000 based on a share value of $0.01.

The number of shares of Common Stock, $0.001 par value, outstanding on March 25, 2010 was 31,500,000 shares.

E & M GROUP, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2009

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

Throughout this Annual Report references to “we”, “our”, “us”, “E & M”, “the Company”, and similar terms refer to E & M Group, Inc.

PART I

ITEM 1. BUSINESS

Business Development

E & M Group, Inc. is a development stage company, originally incorporated in the state of Nevada on March 2, 2001 under the name Madison Management, Inc. We were formed to provide business development, market development and financial goal-setting to prospective clients (small corporations).

On July 24, 2009, the officers and directors of the Company, Ms. Pam Elliott, Ms. Sharilyn Gallison, Ms. Sandra Lary, and Ms. Elaine Evans gave the Company notice of their resignations from their positions as officers and members of the Board of Directors, which resignations were accepted by the Company on August 6, 2009.

Prior to the resignations of Ms. Pam Elliott and Ms. Sandra Lary, the Board of Directors appointed Mr. Donghwan Kim to serve as the Company’s President, Secretary and Treasurer and to serve as a member of the Company’s Board of Directors.

On December 11, 2009, we amended our articles of incorporation changing our name from Madison Management, Inc. to E & M Group, Inc.

On December 18, 2009, Mr. Donghwan Kim gave the Company notice of his resignation from his position as President, CEO, Secretary and Treasurer of the Company, which resignation was accepted by the Company on December 18, 2009. Mr. Kim remained as a director of the Company. Concurrently, on December 18, 2009, the Board of Directors appointed Jooin Kim to serve as President and CEO, Misun Kim to serve as Secretary and a Director, Jisun Kim to serve as Treasurer and a Director, and Peter Duchine to serve as a Director of the Company.

On January 14, 2010, we increased our total number of shares which we are authorized to issue from 25,000,000 to 100,000,000 shares of common stock of $0.001 par value.

On March 3, 2010, we effectuated a 10-for-1 forward stock split of our $0.001 par value common stock.

Business of Issuer

Initially, we were seeking to establish E & M Group in the business of providing business development, market development and financial goal-setting to prospective clients (small corporations). As a result of our lack of revenue generation, we plan to re-assess our business plan, and aggressively seek out other business opportunities. In an effort to substantiate stockholder value, we are seeking compatible business opportunities. We can provide no assurance that we will be able to locate compatible business opportunities. Currently, we are in preliminary discussions with a private company, who is in the mineral resource business, interested in a potential merger with us. The mineral resource business generally consists of three stages: exploration, development and production. Mineral resource companies that are in the exploration stage have not yet found mineral resources in commercially exploitable quantities and are engaged in exploring land in an effort to discover them. Mineral resource companies that have located a mineral resource in commercially exploitable quantities and are preparing to extract that resource are in the development stage, while those engaged in the extraction of a known mineral resource are in the production stage. The private company is in the exploration stage.

As of the date of this filing, there have been no definitive agreements reached with this company. If and when we enter into a definitive agreement with any company, we will file a current report on Form 8-K.

Until we enter into a transaction with another viable entity, we will continue to sustain ourselves through continuing with our current attempt to build the Company to provide business development, market development and financial goal-setting to prospective small businesses. Unless we pursue and establish ourselves with other business ventures in the near term, which we intend to do, we anticipate it will be extremely difficult without sufficient capital and a turnaround in the economy for us to generate revenues during the next twelve months.

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

We rely heavily on our officers and directors to provide services and for continued business development. It would be difficult to replace our officers and directors at such an early stage of development of the Company. Our business could be materially adversely affected if our officers and directors were to leave and if we were unable to retain qualified replacements.

Potential issuance of additional common stock could dilute existing stockholders.

We are authorized to issue up to 100,000,000 shares of common stock. To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. We are not currently seeking additional equity financing, which if sought or obtained may result in additional shares of our common stock being issued. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock held by our existing stockholders.

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

We believe that current cash on hand and the other sources of liquidity may not be sufficient enough to fund our operations through fiscal 2010. In that event, we would need to raise additional funds to continue our operations.

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

We may consider acquisitions of other assets or other businesses. Any acquisition involves a number of risks that could fail to meet our expectations and adversely affect our profitability. For example:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain an executive office at 2373 208th St., Unit F4, Torrance, California, for which we have executed a 36 month lease, commencing on January 12, 2010. Our monthly rent for this office is $2,500. We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to locate and secure additional office space.  We sublease the office space from ENSAP International, Inc., a related party.  ENSAP International, Inc. is an entity that is owned and controlled by the officers and directors of E&M Group, Inc. and their immediate family members.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

On May 19, 2009, we were cleared for trading by the Financial Industry Regulatory Authority on the Over-the-Counter Bulletin Board under the symbol “MMGT.” We changed our name to E & M Group, Inc. and at the same time requested our symbol be changed to EMGR. Our common stock is currently thinly traded on the Over-the-Counter Bulletin Board, with a closing price of $0.02 on March 26, 2010.

Holders of Common Stock

As of March 25, 2010, we had approximately 16 stockholders of record of the 31,500,000 shares outstanding (post split).

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

We are a development stage company incorporated in the State of Nevada in March 2001. We were formed to provide business development, market development and financial goal-setting to prospective small businesses.

Since our inception on March 2, 2001 through December 31, 2009, we have generated $53,500 in revenues and have incurred a net loss of $115,694.  For the year ended December 31, 2009, we generated $5,000 in revenues and incurred a net loss of $68,824.

Operation Plan

During the next twelve months we plan to continue to focus our efforts on enhancing and marketing our business management, marketing and sales consulting services. However, and alternatively, we have been seeking other ventures, which may provide us opportunities which are more likely to provide us greater financial reward.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2009 compared to December 31, 2008.

	December 31, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$38,307	$6,559	$31,748	484%

Current Liabilities	2,508	21,929	(19,421)	(89%)

Working Capital (deficit)	$35,799	$(15,370)	$51,169	333%

Financing

In November 2009, Donghwan Kim, a Director of the Company, loaned the Company $49,000. The loan bears no interest and is due upon demand but cannot be demanded before December 2020.

Satisfaction of our cash obligations for the next 12 months.

As of December 31, 2009, our cash balance was $27,057. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and, accordingly, has generated minimal revenues from operations.  As shown on the accompanying financial statements, the Company has incurred a net loss of $115,694 for the period from inception (March 2, 2001) to December 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not expect to enter into financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

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

ITEM 9a (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer, Jooin Kim, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on his evaluation, Mr. Kim concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 9B. OTHER INFORMATION

(a) Article I Name-

As of December 11, 2009, the Company amended its articles of incorporation changing its company name from Madison Management, Inc. to E & M Group, Inc. The name change occurred as a result of a stockholder proposal which was approved by a Majority Consent of Stockholders on October 26, 2009.

The Company’s trading symbol changed from MMGT to EMGR, effective March 2, 2010, in conjunction with the Company’s name change.

(b) Resignation of Director and Officers

On December 18, 2009, Mr. Donghwan Kim gave the Company notice of his resignation from his position as President, CEO, Secretary and Treasurer of the Company, which resignation was accepted by the Company on December 18, 2009. Mr. Kim remained as a director of the Company.

(c)  Appointment of Officers

On December 18, 2009, the Board of Directors appointed Jooin Kim to serve as President and CEO, Misun Kim to serve as Secretary, and Jisun Kim to serve as Treasurer of the Company.

Jooin Kim – President and CEO, (See Resumé in Item 10 below).

Misun Kim – Secretary, (See Resumé in Item 10 below).

Jisun Kim – Treasurer, (See Resumé in Item 10 below).

(d) Appointment of Director

On December 18, 2009, the Board of Directors appointed Misun Kim, Jisun Kim and Peter Duchine to serve as members of the Company’s Board of Directors.  Currently, the Company does not have separate committees within the Board of Directors such as an Audit, Nominating, or Governance committees due to having limited resources.  Therefore, the Company’s entire board of directors will perform some of the functions associated with these separate committees.

Peter Duchine, (See Resumé in Item 10 below).

Misun Kim (See Resumé in Item 10 below).

Jisun Kim (See Resumé in Item 10 below).

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

On July 24, 2009, the officers and directors of the Company, Ms. Pam Elliott, Ms. Sharilyn Gallison, Ms. Sandra Lary, and Ms. Elaine Evans gave the Company notice of their resignations from their positions as officers and members of the Board of Directors, which resignations were accepted by the Company on August 6, 2009.

Prior to the resignations of Ms. Pam Elliott and Ms. Sandra Lary, the Board of Directors appointed Mr. Donghwan Kim to serve as the Company’s President, Secretary and Treasurer and to serve as a member of the Company’s Board of Directors.

On December 18, 2009, Mr. Donghwan Kim gave the Company notice of his resignation from his position as President, CEO, Secretary and Treasurer of the Company, which resignation was accepted by the Company on December 18, 2009. Mr. Kim remained as a director of the Company. Concurrently, on December 18, 2009, the Board of Directors appointed Jooin Kim to serve as President and CEO, Misun Kim to serve as Secretary and a Director, Jisun Kim to serve as Treasurer and a Director, and Peter Duchine to serve as a Director of the Company.

Information as to our current directors and executive officers is as follows:

Name	Age	Title	Term
Jooin Kim	27	President & Chief Executive Officer	12/18/09
Misun Kim	31	Secretary & Director	12/18/09
Jisun Kim	29	Treasurer & Director	12/18/09
Donghwan Kim	58	Director	07/24/09
Peter Duchine	60	Director	12/18/09

Duties, Responsibilities and Experience

Jooin Kim – President & Chief Executive Officer Mr. Jooin Kim is the President and Chief Executive Officer of E & M Group, Inc. Mr. Kim has been a Director of Hydroderm U.S.A. since 2006. Between 2008 and 2009, Mr. Kim was the owner of Happy Technology. Between 2005 and 2007, Mr. Kim was a General Manager for Compu USA. Mr. Kim studied computer programming at ITT Technical Institute between 2002 and 2004.

Misun Kim – Secretary & Director Ms. Misun Kim is the Secretary and a Director of E & M Group, Inc. Since 2005, Ms. Kim has been the Chief Executive Officer of Hydroderm U.S.A. Ms. Kim is also a songwriter and works in the Artists and Repertoire division for Can Entertainment since 2004. Between 2005 and 2009, Ms. Kim was the Stage Manager for Redwon Production. Between 2004 and 2005, Ms. Kim attended Patton College. Between 2001 and 2003 Ms. Kim attended New York University and received a cello performance degree.

Jisun Kim – Treasurer & Director Ms. Jisun Kim is the Treasurer and a Director of E & M Group, Inc. From 2006 through present, Ms. Kim has been a Director of Hydroderm U.S.A. Between 2008 and 2009, Ms. Kim was a loan officer for CPS Mortgage Company and between 2005 and 2007 she was a loan officer for Compass Finance. From 2001 through 2004 Ms. Kim attended Santa Monica College where she received a degree in business administration.

Charles Kim – Director Mr. Donghwan Kim, a citizen of South Korea, is a Director of E & M Group, Inc. Mr. Kim has been the President of the Korean division of ENSAP International Co., LTD. since June 1, 2009. From October 1, 1980 through present, Mr. Kim has been the Chairman of Taerim Electronics. Mr. Kim also holds the position of President for both Hydroderm U.S.A., Inc., and Hydroderm Asia, from March 1, 2008 through present and August 8, 2003 through present, respectively. Mr. Kim also currently resides as Chairman and Chief Financial Officer of Charista Global Corp., a position he has held since December 1, 2008.

Peter Duchine – Director Mr. Duchine is a Director of E & M Group, Inc. Mr. Duchine has been an Assembly and Test Subcontractor for Amkor Technologies since March of 1992. As an Assembly and Test Subcontractor, Mr. Duchine provides services as a technical test advisor, manages test business of $100,000,000 to $200,000,000 per year and provides leading edge technology solutions. Between August of 1987 and February of 1992, Mr. Duchine served as a semiconductor manufacturer for California Micro Devices.

None of the above Officers and/or Directors businesses are affiliated with or currently doing business with E & M Group, Inc.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership.  Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director.  During 2009, the Company received no recommendation for Directors from its stockholders.

The Company will consider for inclusion in its nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of the Company for at least one year.  Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources.  Any stockholder who wishes to recommend for the Company’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to the Company’s Secretary at the following address:  2373 208th Street, Unit F4, Torrance, CA 90501.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on March 25, 2010 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 31,500,000 shares of common stock outstanding.

Name of Beneficial Owner	Number Of Shares	Percent Beneficially Owned
Jooin Kim, President & Chief Executive Officer	0	--
Misun Kim, Secretary & Director	2,000,000	6%
Jisun Kim, Treasurer & Director	2,000,000	6%
Donghwan Kim, Director	12,500,000	40%
Peter Duchine, Director	0	--

All Directors, Officers and Principle Stockholders as a Group	16,500,000	52%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

In November 2009, Donghwan Kim, a Director of the Company, loaned the Company $49,000. The loan bears no interest and is due upon demand but cannot be demanded before December 2020.

In November 2009, the Company loaned $30,000 to ENSAP International Co., Ltd., a California Corporation owned by Donghwan Kim, a Director of the Company. The loan bears no interest and is due upon demand but cannot be demanded before November 2010.  In December 2009, the Company received a partial repayment of $20,000 from ENSAP.  As of December 31, 2009, the balance owed to the Company was $10,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by the principal accountant, Moore & Associates, Chartered, for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2009 and 2008 were $6,500 and $5,000, respectively.

In October 2009, the registrant engaged De Joya Griffith & Company, LLC to serve as the registrant’s independent registered public accountants. The aggregate fees billed for professional services rendered by De Joya Griffith Company, LLC for the review of the period ended September 30, 2009, for the audit of our annual financial statements for the fiscal year ended December 31, 2009, and re-audit of our annual financial statement for the fiscal year ended December 2008 was $7,250.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" on page 23 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Madison Management, Inc. filed on March 2, 2001		S-1		3(i)(a)	12/19/08
3(i)(b)	Amended and Restated Articles of Incorporation, filed on December 11, 2009	X
3(i)(c)	Amended and Restated Articles of Incorporation, filed on January 14, 2010	X
3(ii)(a)	Bylaws of Madison Management, Inc.		S-1		3(ii)(a)	12/19/08
31.1	Certification of Jooin Kim pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Jooin Kim pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E & M GROUP, INC.

By:/S/ Jooin Kim
       Jooin Kim, President

Date: March 31 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Jooin Kim	President, Chief Executive Officer,	March 31, 2010
Jooin Kim	Principal Executive Officer and Principal Accounting Officer

/S/ Misun Kim	Secretary & Director	March 31, 2010
Misun Kim

/S/ Jisun Kim	Treasurer & Director	March 31, 2010
Jisun Kim

/S/ Donghwan Kim	Director	March 31, 2010
Donghwan Kim

/S/ Peter Duchine	Director	March 31, 2010
Peter Duchine

E & M GROUP, INC.

INDEX TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

Pages
Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets, December 31, 2009 and 2008	F-2

Statements of Operations for the Years Ended December 31, 2009 and 2008 and the period from Inception (March 2, 2001) to December 31, 2009	F-3

Statement of Stockholders' Deficit for the period from Inception (March 2, 2001) to December 31, 2009	F-4 – F-6

Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 and the period from Inception (March 2, 2001) to December 31, 2009	F-7

Notes to Financial Statements	F-8 – F-16

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
E & M Group, Inc.
Torrance, CA 90501

We have audited the accompanying balance sheets of E & M Group, Inc. (formerly Madison Management) (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and from inception (March 2, 2001) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E & M Group, Inc. (formerly Madison Management) (A Development Stage Company) as of December 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended and from inception (March 2, 2001) to December 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
March 30, 2010

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

E & M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2009	2008
ASSETS

Current assets:
Cash	$27,057	$6,559
Prepaid expenses	1,250	-
Notes receivable - related party	10,000	-
Total current assets	38,307	6,559

Total assets	$38,307	$6,559

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$2,508	$6,929
Notes payable - related party	-	15,000
Total current liabilities	2,508	21,929

Long-term liabilities:
Notes payable - related party	49,000	-
Total long-term liabilities	49,000	-

Total liabilities	51,508	21,929

Stockholders' deficit:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 31,500,000 and 31,500,000 shares issued and outstanding
as of December 31, 2009 and 2008, respectively	31,500	31,500
Additional paid-in capital	70,993	-
Deficit accumulated during development stage	(115,694)	(46,870)
Total stockholders' deficit	(13,201)	(15,370)

Total liabilities and stockholders' deficit	$38,307	$6,559

The accompanying notes are an integral part of these statements.

E & M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			Inception
			(March 2, 2001)
	For the years ended		to
	December 31,		December 31,
	2009	2008	2009

Revenue	$5,000	$-	$15,000
Revenue - related party	-	8,500	38,500
Total revenue	5,000	8,500	53,500

Expenses:
General and administrative	15,653	8,237	30,243
Consulting fees	-	1,100	11,100
Consulting fees - stock based	-	-	22,500
Consulting fees - related party	-	-	5,000
Legal and professional fees	60,100	23,938	102,280
Total expenses	75,753	33,275	171,123

Net operating loss	(70,753)	(24,775)	(117,623)

Other income:
Forgiveness of debt	1,929	-	1,929
Total other income	1,929	-	1,929

Net loss	$(68,824)	$(24,775)	$(115,694)

Weighted average number of common shares	31,500,000	31,500,000
outstanding - basic

Net loss per share - basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these statements.

E & M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

					Deficit
					Accumulated
			Additional		During	Total
	Common Shares		Paid-In	Subscriptions	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Deficit
March 2001
Issuance of common stock for services	12,500,000	$ 12,500	$ -	$ -	$ -	$ 12,500

April 2001
Issuance of common stock for services	10,000,000	10,000	-	-	-	10,000

August - December 2001
Issuance of common stock for cash	9,000,000	9,000	-	(1,500)	-	7,500

Net loss	-	-	-	-	(23,048)	(23,048)

Balance, December 31, 2001	31,500,000	31,500	-	(1,500)	(23,048)	6,952

E & M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

January 2002
Cash received for subscriptions receivable	-	-	-	500	-	500

February 2002
Cash received for subscriptions receivable	-	-	-	1,000	-	1,000

Net loss	-	-	-	-	(2,309)	(2,309)

Balance, December 31, 2002	31,500,000	31,500	-	-	(25,357)	6,143

Net loss	-	-	-	-	(4,318)	(4,318)

Balance, December 31, 2003	31,500,000	31,500	-	-	(29,675)	1,825

Net loss	-	-	-	-	(320)	(320)

Balance, December 31, 2004	31,500,000	31,500	-	-	(29,995)	1,505

Net loss	-	-	-	-	(320)	(320)

Balance, December 31, 2005	31,500,000	31,500	-	-	(30,315)	1,185

E & M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

Net loss	-	-	-	-	14,380	14,380

Balance, December 31, 2006	31,500,000	31,500	-	-	(15,935)	15,565

Net loss	-	-	-	-	(6,160)	(6,160)

Balance, December 31, 2007	31,500,000	31,500	-	-	(22,095)	9,405

Net loss	-	-	-	-	(24,775)	(24,775)

Balance, December 31, 2008	31,500,000	31,500	-	-	(46,870)	(15,370)

August 2009
Forgiveness of debt from a related party	-	-	70,993	-	-	70,993

Net loss	-	-	-	-	(68,824)	(68,824)

Balance, December 31, 2009	31,500,000	$ 31,500	$ 70,993	$ -	$ (115,694)	$ (13,201)

The accompanying notes are an integral part of these statements.

E & M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			Inception
			(March 2, 2001)
	For the years ended		to
	December 31,		December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(68,824)	$(24,775)	$(115,694)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	-	22,500
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(1,250)	-	(1,250)
Increase (decrease) in accounts payable	(4,421)	4,803	2,508

Net cash used in operating activities	(74,495)	(19,972)	(91,936)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayment of notes receivable - related party	20,000	-	20,000
Payments for notes receivable - related party	(30,000)	-	(30,000)

Net cash provided by investing activities	(10,000)	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	-	-	9,000
Proceeds from donated capital	70,993	-	70,993
Proceeds from notes payable	49,000	-	49,000
Proceeds from notes payable - related party	-	15,000	15,000
Payments to notes payable - related party	(15,000)	-	(15,000)

Net cash provided by financing activities	104,993	15,000	128,993

NET CHANGE IN CASH	20,498	(4,972)	27,057

CASH AT BEGINNING OF YEAR	6,559	11,531	-

CASH AT END OF YEAR	$27,057	$6,559	$27,057

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Number of shares issued for services	-	-	22,500,000

The accompanying notes are an integral part of these statements.

E & M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on March 2, 2001 (Date of Inception) under the laws of the State of Nevada, as Madison Management, Inc. On December 11, 2009, the Company amended its articles of incorporation and changed its name to E & M Group, Inc.

The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company.

Nature of operations
The Company’s primary business is to establish or reestablish solid management organizations for its clients.  The Company provides placement of professional and competent personnel into key slots to create a strong, focused management and marketing group for the benefit of the client.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.  As of December 31, 2009 and 2008, there are no cash equivalents.

Revenue Recognition
The Company recognizes revenue when it is earned on the accrual basis of accounting in accordance with generally accepted accounting principles.

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for years ended December 31, 2009 and 2008.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash, prepaid expenses and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

E & M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes
The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2009 and 2008, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2009 and 2008, no income tax expense has been incurred.

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

Concentrations
In 2009 and 2008, one customer accounted for 100% and 100% of sales, respectively.

E & M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.  This amendment to Topic 958 has occurred as a result of the issuance of FAS 164.  The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

E & M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements (continued)

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

E & M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements (continued)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances under existing US GAAP.  This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).  The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender.  An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors.  EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.  The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

E & M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements (continued)

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).   SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 2, 2001) through the period ended December 31, 2009 of ($115,377). In addition, the Company’s development activities since inception have been financially sustained through equity and debt financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock, debt financing and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – NOTES RECEIVABLE – RELATED PARTY

Notes receivable consists of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Note receivable to an entity owned and controlled by officers and directors of the Company, unsecured, 0% interest, due upon demand but cannot be demanded before November 2010	$ 10,000	$ -

	$ 10,000	$ -

Interest income for the years ended December 31, 2009 and December 31, 2008 was $0 and $0, respectively.

E & M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Note payable to an entity owned by a former officer and director, unsecured, 0% interest, due upon demand	$ -	$ 15,000

Note payable to an entity owned and controlled by officers and directors of the Company, unsecured, 0% interest, due upon demand but cannot be demanded before December 2020	49,000	-

	$ 49,000	$ 15,000

Interest expense for the years ended December 31, 2009 and December 31, 2008 was $0 and $0, respectively.

NOTE 5 – INCOME TAXES

At December 31, 2009 and 2008, the Company had federal operating loss carryforwards of $115,377 and $46,870, respectively, which begins to expire in 2021.

The provision for income taxes consisted of the following components for the years ended December 31, 2009 and 2008:

	2009	2008
Current:
Federal	$ -	$ -
State	-	-
Deferred	-	-
	$ -	$ -

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$ 40,382	$ 16,405
Total deferred tax assets	40,382	16,405
Less: Valuation allowance	(40,382)	(16,405)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $40,382 and $16,405, respectively, which will begin to expire 2021.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2009 and 2008 and maintained a full valuation allowance.

E & M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES (CONTINUED)

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2009 and 2008:

	2009	2008
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

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

On December 11, 2009, the Company amended its articles of incorporation and increased its authorized capital to 100,000,000 shares of it $0.001 par value common stock.

On March 2, 2010, the Company effected a 10-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively  restated to reflect the splits discussed below.

On March 5, 2001, the Company issued 12,500,000 shares of its par value common stock to its founders, officers and directors for services rendered to the Company valued at $12,500.

On April 5, 2001, the Company issued 10,000,000 shares of its par value common stock to various consultants for services rendered to the company valued at $10,000.

During August – December 2001, the Company received subscriptions for 900,000 shares of stock for cash of $7,500 and subscriptions receivable of $1,500.

In January 2002, the Company received cash of $500 and reduced the balance of subscriptions receivable.

In February 2002, the Company received cash of $1,000 and reduced the remaining balance of subscriptions receivable.

In August 2009, E Venture Resources, Inc. forgave $70,993 of debt which was recorded as donated capital.  EVR, Inc. is an entity that is owned and controlled by a former officer of the Company.
As of December 31, 2009, there have been no other issuances of common stock.

E & M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – WARRANTS AND OPTIONS

As of December 31, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had a month-to-month lease at $250 per month to lease office space from a former officer, director and shareholder of the Company.  During the years ended December 31, 2009 and 2008, the Company had rent expense of $1,750 and $0, respectively.  In September 2009, the Company ceased leasing office space. Office services are provided without charge by an officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 30, 2010, the date which the financial statements were available to be issued.

On January 12, 2010, the Company executed a sublease agreement with ENSAP International, Inc. (“ENSAP”).  The term is for three years commencing January 12, 2010 and ending on January 12, 2013 with a monthly rent of $2,500.  ENSAP is a related party and is an entity that is owned and controlled by the officers and directors of the Company and their immediate family members.