Form 10-Q
period 2010-03-31
E & M Group, Inc.
filed 2010-05-19
CIK 1451298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-156352

E & M GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0492246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2373 208th St., Unit F4, Torrance, CA	90501
(Address of principal executive offices)	(Zip Code)

(213) 995-5036
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
Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on May 14, 2010, was 31,500,000 shares.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

E&M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$968	$27,057
Prepaid expenses	2,683	1,250
Deposits	485	-
Notes receivable - related party	10,000	10,000
Total current assets	14,136	38,307

Fixed assets, net	25,053	-

Other assets:
Notes receivable - related party	1,000	-
Total other assets	1,000	-

Total assets	$40,189	$38,307

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$7,861	$2,508
Total current liabilities	7,861	2,508

Long-term liabilities:
Notes payable - related party	74,700	49,000
Total long-term liabilities	74,700	49,000

Total liabilities	82,561	51,508

Stockholders' deficit:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 31,500,000 and 31,500,000 shares issued and outstanding
as of March 31, 2010 and December 31, 2009, respectively	31,500	31,500
Additional paid-in capital	70,993	70,993
Deficit accumulated during development stage	(144,865)	(115,694)
Total stockholders' deficit	(42,372)	(13,201)

Total liabilities and stockholders' deficit	$40,189	$38,307

The accompanying notes are an integral part of these financial statements.

E&M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(unaudited)

			Inception
			(March 2, 2001)
	For the three months ended		to
	March 31,		March 31,
	2010	2009	2010

Revenue	$-	$5,000	$15,000
Revenue - related party	-	-	38,500
Total revenue	-	5,000	53,500

Expenses:
General and administrative	23,316	5,945	47,559
Consulting fees	-	-	11,100
Consulting fees - stock based	-	-	22,500
Consulting fees - related party	-	-	5,000
Depreciation	211	-	211
Legal and professional fees	8,644	28,000	110,924
Total expenses	29,171	33,945	200,294

Net operating loss	(29,171)	(28,945)	(146,794)

Other income:
Forgiveness of debt	-	-	1,929
Total other income	-	-	1,929

Net loss	$(29,171)	$(28,945)	$(144,865)

Weighted average number of common shares	31,500,000	31,500,000
outstanding - basic

Net loss per share - basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

E&M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(unaudited)
			Inception
			(March 2, 2001)
	For the three months ended		to
	March 31,		March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,171)	$(28,945)	$(144,865)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	-	22,500
Depreciation	211	-	211
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(1,433)	-	(2,683)
(Increase) in deposits	(485)	-	(485)
Increase (decrease) in accounts payable	5,353	(1,000)	7,861

Net cash used in operating activities	(25,525)	(29,945)	(117,461)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayment of notes receivable - related party	-	-	20,000
Payments for notes receivable - related party	(1,000)	-	(31,000)
Purchase fixed assets	(25,264)	-	(25,264)

Net cash used in investing activities	(26,264)	-	(36,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	-	-	9,000
Proceeds from donated capital	-	-	70,993
Proceeds from notes payable	-	-	49,000
Proceeds from notes payable - related party	25,700	28,000	40,700
Payments to notes payable - related party	-	-	(15,000)

Net cash provided by financing activities	25,700	28,000	154,693

NET CHANGE IN CASH	(26,089)	(1,945)	968

CASH AT BEGINNING OF YEAR	27,057	6,559	-

CASH AT END OF YEAR	$968	$4,614	$968

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Number of shares issued for services	-	-	22,500,000
Fair value of shares issued for services	$-	$-	$22,500
The accompanying notes are an integral part of these financial statements.

E&M Group, Inc. (formerly Madison Management, Inc.)
Notes To Financial Statements
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto included in the Company’s 10-K filed on March 31, 2010. The Company follows the same accounting policies in the preparation of interim reports.

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

Earnings per share
The Company follows ASC Topic 260. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Concentrations
For the three months ended March 31, 2010 and 2009, one customer accounted for 0% and 100% of sales, respectively.

E&M Group, Inc. (formerly Madison Management, Inc.)
Notes To Financial Statements
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets
Property and equipment are recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Vehicles                                5 years

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as of March 31, 2010.

Recent pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

E&M Group, Inc. (formerly Madison Management, Inc.)
Notes To Financial Statements
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements (continued)

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-16 (ASU 2010-16), Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities-a consensus of the FASB Emerging Issues Task.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption.  The Company does not expect the provisions of ASU 2010-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities – Oil & Gas - Amendments to Paragraph 932-10-S99-1 (SEC Update).  The Amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

E&M Group, Inc. (formerly Madison Management, Inc.)
Notes To Financial Statements
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements (continued)

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company.

E&M Group, Inc. (formerly Madison Management, Inc.)
Notes To Financial Statements
(Unaudited)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 2, 2001) through the period ended March 31, 2010 of ($144,865). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – NOTES RECEIVABLE – RELATED PARTY

Notes receivable consists of the following at:

	March 31, 2010	December 31, 2008
Note receivable to an entity owned and controlled by officers and directors of the Company, unsecured, 0% interest, due upon demand but cannot be demanded before November 2010	$ 10,000	$ 10,000

Note receivable to an entity owned and controlled by officers and directors of the Company, unsecured, 0% interest, due upon demand but cannot be demanded before December 2020	1,000	-

Total long term and short term receivable from related party	$ 11,000	$ 10,000

Interest income for the three months ended March 31, 2010 and December 31, 2009 was $0 and $0, respectively.

E&M Group, Inc. (formerly Madison Management, Inc.)
Notes To Financial Statements
(Unaudited)

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following at:

	March 31, 2010	December 31, 2009
Vehicles	$ 25,264	$ -
Accumulated depreciation	(211)	-
	$ 25,053	$ -

Depreciation for the three months ended March 31, 2010 and 2009 was $211 and $0, respectively.

NOTE 5 – NOTES PAYABLE AND NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	March 31, 2010	December 31, 2009
Note payable to an officer and director of the Company, unsecured, 0% interest, due upon demand but cannot be demanded before December 2020	$ 74,700	$ 49,000

	$ 74,700	$ 49,000

Interest expense for the three months ended March 31, 2010 and 2009 was $0 and $0, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The Company was authorized to issue 25,000,000 shares of its $0.001 par value common stock.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders.  Holders of common stock do not have cumulative voting rights and are entitled to share ratably in dividends, if any.  In the event of a liquidation, dissolution or winding up of our Company, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities.  All of the outstanding shares of common stock are fully paid and non-assessable.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

E&M Group, Inc. (formerly Madison Management, Inc.)
Notes To Financial Statements
(Unaudited)

Common Stock

On December 11, 2009, the Company amended its articles of incorporation and increased its authorized capital to 100,000,000 shares of it $0.001 par value common stock.

On March 2, 2010, the Company effected a 10-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the splits discussed above.

During the three months ended March 31, 2010, there have been no other issuances of common stock.

NOTE 7 – WARRANTS AND OPTIONS

As of March 31, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – SUBSEQUENT EVENTS

In April 2010, the Company received $10,500 as a loan from a director of the Company.  The unsecured loan bears interest at 0% and are due upon demand, but cannot be demanded before December 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report.  References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Madison”, “E&M Group”, “the Company”, and similar terms refer to E&M Group, Inc. (formerly Madison Management, Inc.) unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

We are a development stage company incorporated in the State of Nevada in March 2001. We were formed to provide business development, market development and financial goal-setting to prospective small businesses.

In the three months ended March 31, 2010, we incurred a net loss of $29,171. Since our inception on March 2, 2001 through March 31, 2010, we have generated $53,500 in revenues and have incurred a net loss of $144,865.

As a result of our lack of revenue generation, we plan to re-assess our business plan, and aggressively seek out other business opportunities. In an effort to substantiate stockholder value, we are seeking compatible business opportunities. We can provide no assurance that we will be able to locate compatible business opportunities. We have been in preliminary discussions with a private company interested in a potential merger. As of the date of this filing, there have been no definitive agreements reached with this company. If and when we enter into a definitive agreement with any company, we will file a current report on Form 8-K.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2010 compared to December 31, 2009.

	March 31, 2010	December 31, 2009	Increase / (Decrease)
			$	%

Current Assets	$14,136	$38,307	$(24,171)	(63%)

Current Liabilities	7,861	2,508	5,353	213%

Working Capital (deficit)	$6,275	$35,799	$(29,524)	(82%)

In November 2009, Donghwan Kim, a Director of the Company, loaned the Company $49,000. The loan bears no interest and is due upon demand but cannot be demanded before December 2020.

During the three months ended March 31, 2010, Donghwan Kim, a Director of the Company, loaned the Company $25,700. The loan bears no interest and is due upon demand but cannot be demanded before December 2020.

In April 2010, Donghwan Kim, a Director of the Company, loaned the Company $10,500. The loan bears no interest and is due upon demand but cannot be demanded before December 2020.

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2010, our cash balance was $968. Our plan for satisfying our cash requirements for the next twelve months is through sale of shares of our common stock, third party financing, and/or traditional bank financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and, accordingly, has generated minimal revenues from operations.  As shown on the accompanying financial statements, the Company has incurred a net loss of $144,865 for the period from inception (March 2, 2001) to March 31, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of filed on March 2, 2001		S-1		3(i)(a)	12/19/08
3(i)(b)	Amended and Restated Articles of Incorporation, filed on December 11, 2009		10-K	12/31/09	3(i)(b)	3/31/10
3(i)(c)	Amended and Restated Articles of Incorporation, filed on January 14, 2010		10-K	12/31/09	3(i)(c)	3/31/10
3(ii)(a)	Bylaws		S-1		3(ii)(a)	12/19/08
31.1	Certification of Jooin Kim pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Jooin Kim pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E & M GROUP, INC.

By:/S/ Jooin Kim
       Jooin Kim, President
      (On behalf of the registrant and as
       principal executive officer)

Date: May 19, 2010