Form 10-Q
period 2010-06-30
E & M Group, Inc.
filed 2010-08-18
CIK 1451298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on August 17, 2010, was 31,500,000 shares.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

E&M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$3,937	$27,057
Prepaid expenses	-	1,250
Deposits	485	-
Notes receivable - related party	10,000	10,000
Total current assets	14,422	38,307

Other assets:
Notes receivable - related party	1,000	-
Total other assets	1,000	-

Total assets	$15,422	$38,307

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$2,913	$2,508
Total current liabilities	2,913	2,508

Long-term liabilities:
Notes payable - related party	74,700	49,000
Total long-term liabilities	74,700	49,000

Total liabilities	77,613	51,508

Stockholders' deficit:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 31,500,000 and 31,500,000 shares issued and outstanding
as of June 30, 2010 and December 31, 2009, respectively	31,500	31,500
Additional paid-in capital	70,993	70,993
Deficit accumulated during development stage	(164,684)	(115,694)
Total stockholders' deficit	(62,191)	(13,201)

Total liabilities and stockholders' deficit	$15,422	$38,307

The accompanying notes are an integral part of these financial statements.

E&M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(unaudited)

					Inception
					(March 2, 2001)
	For the three months ended		For the six months ended		to
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$5,000	$15,000
Revenue - related party	-	-	-	-	38,500
Total revenue	-	-	-	5,000	53,500

Expenses:
General and administrative	14,843	3,332	35,159	9,277	65,402
Consulting fees	-	-	-	-	11,100
Consulting fees - stock based	-	-	-	-	22,500
Consulting fees - related party	-	-	-	-	5,000
Depreciation	1,263	-	1,474	-	1,474
Legal and professional fees	4,923	19,437	13,567	47,437	115,847
Total expenses	21,029	22,769	50,200	56,714	221,323

Net Operating Loss	(21,029)	(22,769)	(50,200)	(51,714)	(167,823)

Other Income:
Forgiveness of debt	-	-	-	-	1,929
Gain on sale of assets	1,210	-	1,210	-	1,210
Total other income	1,210	-	1,210	-	3,139

Net Loss	$(19,819)	$(22,769)	$(48,990)	$(51,714)	$(164,684)

Weighted average number of common	31,500,000	31,500,000	31,500,000	31,500,000
shares outstanding - basic

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

E&M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(unaudited)

			Inception
			(March 2, 2001)
	For the six months ended		to
	June 30,		June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,990)	$(51,714)	$(164,684)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	-	22,500
Depreciation	1,474	-	1,474
Gain on sale of assets	(1,210)		(1,210)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,250	-	-
(Increase) in deposits	(485)	-	(485)
Increase in accounts payable	405	500	2,913

Net cash used in operating activities	(47,556)	(51,214)	(139,492)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayment of notes receivable - related party	-	-	20,000
Payments for notes receivable - related party	(1,000)	-	(31,000)
Purchase fixed assets	(25,264)	-	(25,264)
Sale of fixed assets	25,000	-	25,000

Net cash used in investing activities	(1,264)	-	(11,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	-	-	9,000
Proceeds from donated capital	-	-	70,993
Proceeds from notes payable	-	-	49,000
Proceeds from notes payable - related party	25,700	47,437	40,700
Payments to notes payable - related party	-	-	(15,000)

Net cash provided by financing activities	25,700	47,437	154,693

NET CHANGE IN CASH	(23,120)	(3,777)	3,937

CASH AT BEGINNING OF PERIOD	27,057	6,559	-

CASH AT END OF PERIOD	$3,937	$2,782	$3,937

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Number of shares issued for services	-	-	22,500,000
Fair value of shares issued for services	$-	$-	$22,500

The accompanying notes are an integral part of these financial statements.

E & M Group, Inc. (Formerly Madison Management, Inc.)
Notes To Financial Statements
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Concentrations
For the six months ended June 30, 2010 and 2009, one customer accounted for 0% and 100% of sales, respectively.

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

Vehicles         5 years

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as June 30, 2010.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 2, 2001) through the period ended June 30, 2010 of ($164,684). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

E & M Group, Inc. (Formerly Madison Management, Inc.)
Notes To Financial Statements
(Unaudited)

NOTE 2 – GOING CONCERN (CONTINUED)

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

NOTE 3 – NOTES RECEIVABLE – RELATED PARTY

Notes receivable consists of the following at:

	June 30, 2010	December 31, 2009
Note receivable to an entity owned and controlled by officers and directors of the Company, unsecured, 0% interest, due upon demand but cannot be demanded before November 2010	$ 10,000	$ 10,000

Note receivable to an entity owned and controlled by officers and directors of the Company, unsecured, 0% interest, due upon demand but cannot be demanded before December 2020	1,000	-

	$ 11,000	$ 10,000

Interest income for the six months ended June 30, 2010 and December 31, 2009 was $0 and $0, respectively.

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following at:

	June 30, 2010	December 31, 2009
Vehicles	$ -	$ -
Accumulated depreciation	-	-
	$ -	$ -

On June 30, 2010, the Company sold its vehicle to a director of the Company for $25,000.  The Company recorded a gain of $1,210 on the sale.

Depreciation for the six months ended June 30, 2010 and 2009 was $1,474 and $0, respectively.

E & M Group, Inc. (Formerly Madison Management, Inc.)
Notes To Financial Statements
(Unaudited)

NOTE 5 – NOTES PAYABLE AND NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	June 30, 2010	December 31, 2009
Note payable to an entity owned and controlled by officers and directors of the Company, unsecured, 0% interest, due upon demand but cannot be demanded before December 2020	$ 49,000	$ 49,000

Note payable to an entity owned and controlled by officers and directors of the Company, unsecured, 0% interest, due upon demand but cannot be demanded before December 2020	25,700	-

	$ 74,700	$ 49,000

Interest expense for the six months ended June 30, 2010 and 2009 was $0 and $0, respectively.

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

Common Stock

As of June 30, 2010, there have been no other issuances of common stock.

E & M Group, Inc. (Formerly Madison Management, Inc.)
Notes To Financial Statements
(Unaudited)

NOTE 7 – WARRANTS AND OPTIONS

As of June 30, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – SUBSEQUENT EVENTS

During July 2010, the Company received a loan of $13,000 from a director of the Company.  The loan is unsecured, bears interest at 0% per annum, and is due upon demand, but no earlier than December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, among other things, statements regarding:

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report.  References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “E & M Group”, “the Company”, and similar terms refer to E & M Group, Inc. (formerly Madison Management, Inc.) unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

We are a development stage company incorporated in the State of Nevada in March 2001. We were formed to provide business development, market development and financial goal-setting to prospective small businesses.

Since inception, we have relied on equity financing to fund our operations to date. We have incurred a net loss of $164,684 and we have generated $53,500 in revenues since our inception through June 30, 2010. In the three and six months ended June 30, 2010, we incurred a net loss of $19,819 and $48,990, respectively.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and, accordingly, has generated minimal revenues from operations.  As shown on the accompanying financial statements, the Company has incurred a net loss of $164,684 for the period from inception to June 30, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

Results of Operations

Revenues

In this period ended June 30, 2010, we did not generate any revenues.  In comparable six month period ended June 30, 2009, we generated $5,000.  Since our inception on March 2, 2001 through June 30, 2010, we have generated $53,500 in revenues.

Expenses

Expenses totaled $21,029 during the three months ended June 30, 2010 as compared to $22,769 in the prior year.  Expenses primarily consisted of general and administrative fees and legal and professional fees in the three months ended June 30, 2010.

General and administrative fees increased $11,511 from the three months ended June 30, 2009 to the three months ended June 30, 2010.  This increase was due to an increase in rent expense of $6,961 due to the monthly rent increasing from $250 to $2,514.  Additionally, automobile expenses increased by $2,747 related to the purchase of the vehicle during 2010.

Legal and professional fees decreased $14,514 from the three months ended June 30, 2009 to the three months ended June 30, 2010.  The decrease was due to a reduction in legal expenses related to the process of filing with FINRA and the SEC.  During 2010, the legal and professional fees consist of annual and quarterly filings with the SEC.

General and administrative fees increased $25,882 from the six months ended June 30, 2009 to the six months ended June 30, 2010.  This increase was due to an increase in rent expense of $13,725 due to the monthly rent increasing from $250 to $2,514.  Additionally, automobile expenses including auto insurance increased by $3,359 related to the purchase of the vehicle during 2010.  The accounting fees increased by $2,250 primarily due to the increase in audit fees.

Legal and professional fees decreased $33,870 from the six months ended June 30, 2009 to the six months ended June 30, 2010.  The decrease was due to a reduction in legal expenses related to the process of filing with FINRA and the SEC.  During 2010, the legal and professional fees consist of annual and quarterly filings with the SEC.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2010 compared to December 31, 2009.

	June 30, 2010	December 31, 2009	Increase / (Decrease)
			$	%

Current Assets	$14,422	$38,307	$(23,885)	(62%)

Current Liabilities	2,913	2,508	405	16%

Working Capital (deficit)	$11,509	$35,799	$(24,290)	(68%)

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of stock, by borrowings, and through sales-generated revenue.  In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products.

As of June 30, 2010, our cash balance was $3,937.

During the six months ended June 30, 2010, Donghwan Kim, a Director of the Company, loaned the Company $25,700. The loan bears interest at 0% per annum.

Additionally, during July 2010, Mr. Kim loaned the Company $13,000. The loan is unsecured, bears interest at 0% per annum, and is due upon demand, but no earlier than December 31, 2020.

Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations. We anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.

Recent pronouncements

Below are the most recent accounting standards and their effect on the Company.

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

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2009 to which reference is made herein.

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

Date: August 18, 2010