Form 10-Q
period 2010-09-30
E & M Group, Inc.
filed 2010-11-22
CIK 1451298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on November 3, 2010, was 31,500,000 shares.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

E&M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$650	$27,057
Prepaid expenses	2,765	1,250
Deposits	485	-
Notes receivable - related party	10,000	10,000
Total current assets	13,900	38,307

Other assets:
Notes receivable - related party	1,000	-
Total other assets	1,000	-

Total assets	$14,900	$38,307

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$2,253	$2,508
Total current liabilities	2,253	2,508

Long-term liabilities:
Notes payable - related party	92,700	49,000
Total long-term liabilities	92,700	49,000

Total liabilities	94,953	51,508

Stockholders' deficit:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 31,500,000 and 31,500,000 shares issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	31,500	31,500
Additional paid-in capital	70,993	70,993
Deficit accumulated during development stage	(182,546)	(115,694)
Total stockholders' deficit	(80,053)	(13,201)

Total liabilities and stockholders' deficit	$14,900	$38,307

See Accompanying Notes to Financial Statements

E&M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

					Inception
					(March 2, 2001)
	For the three months ended		For the nine months ended		to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$5,000	$15,000
Revenue - related party	-	-	-	-	38,500
Total revenue	-	-	-	5,000	53,500

Expenses:
General and administrative	6,535	2,707	25,814	10,484	54,307
Rent fees – related party	7,542	250	22,767	1,750	24,517
Consulting fees	-	-	-	-	11,100
Consulting fees - stock based	-	-	-	-	22,500
Consulting fees - related party	-	-	-	-	5,000
Depreciation	-	-	1,474	-	1,474
Executive compensation - related party	-	-	655	-	655
Legal and professional fees	3,785	3,605	17,352	51,042	119,632
Total expenses	17,862	6,562	68,062	63,276	239,185

Net Operating Loss	(17,862)	(6,562)	(68,062)	(58,276)	(185,685)

Other Income:
Forgiveness of debt	-	1,929	-	1,929	1,929
Gain on sale of assets	-	-	1,210	-	1,210
Total other income	-	1,929	1,210	1,929	3,139

Net Loss	$(17,862)	$(4,633)	$(66,852)	$(56,347)	$(182,546)

Weighted average number of common	31,500,000	31,500,000	31,500,000	31,500,000
shares outstanding - basic

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

E&M GROUP, INC. (FORMERLY MADISON MANAGEMENT, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
			Inception
			(March 2, 2001)
	For the nine months ended		to
	September 30,		September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,852)	$(56,347)	$(182,546)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	-	22,500
Depreciation	1,474	-	1,474
Gain on sale of assets	(1,210)		(1,210)
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(1,515)	-	(2,765)
(Increase) in deposits	(485)	-	(485)
Increase (decrease) in accounts payable	(255)	(6,205)	2,253

Net cash used in operating activities	(68,843)	(62,552)	(160,779)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayment of notes receivable - related party	-	-	20,000
Payments for notes receivable - related party	(1,000)	-	(31,000)
Purchase fixed assets	(25,264)	-	(25,264)
Sale of fixed assets	25,000	-	25,000

Net cash used in investing activities	(1,264)	-	(11,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	-	-	9,000
Proceeds from donated capital	-	-	70,993
Proceeds from notes payable	-	-	49,000
Proceeds from notes payable - related party	43,700	55,993	58,700
Payments to notes payable - related party	-	-	(15,000)

Net cash provided by financing activities	43,700	55,993	172,693

NET CHANGE IN CASH	(26,407)	(6,559)	650

CASH AT BEGINNING OF YEAR	27,057	6,559	-

CASH AT END OF YEAR	$650	$-	$650
SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash activities:
Number of shares issued for services	-	-	22,500,000
Fair value of shares issued for services	$-	$-	$22,500

See Accompanying Notes to Financial Statements.

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

Concentrations
For the nine months ended September 30, 2010 and 2009, one customer accounted for 0% and 100% of sales, respectively.

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

Vehicles                                5 years

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as September 30, 2010.

Recent pronouncements

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 2, 2001) through the period ended September 30, 2010 of ($182,546). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – NOTES RECEIVABLE – RELATED PARTY

Notes receivable consists of the following at:

	September 30, 2010	December 31, 2009
Note receivable to an entity owned and controlled by officers and directors of the Company, unsecured, 0% interest, due upon demand but cannot be demanded before November 2010	$10,000	$10,000

Note receivable to an entity owned and controlled by officers and directors of the Company, unsecured, 0% interest, due upon demand but cannot be demanded before December 2020	1,000	-

	$11,000	$10,000

Interest income for the nine months ended September 30, 2010 and 2009 was $0 and $0, respectively.

NOTE 4 – FIXED ASSETS

On March 15, 2010, the Company purchased a vehicle for $25,000. On June 30, 2010, the Company sold its vehicle to a director of the Company for $25,000.  The Company recorded a gain of $1,210 on the sale.

Depreciation for the nine months ended September 30, 2010 and 2009 was $1,474 and $0, respectively.

NOTE 5 – NOTES PAYABLE AND NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

	September 30, 2010	December 31, 2009
Note payable to a director of the Company, unsecured, 0% interest, due upon demand but cannot be demanded before December 2020	$92,700	$49,000

	$92,700	$49,000

Interest expense for the nine months ended September 30, 2010 and 2009 was $0 and $0, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders.  Holders of common stock do not have cumulative voting rights and are entitled to share ratably in dividends, if any.  In the event of a liquidation, dissolution or winding up of our Company, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities.  All of the outstanding shares of common stock are fully paid and non-assessable.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

On December 11, 2009, the Company amended its articles of incorporation and increased its authorized capital to 100,000,000 shares of it $0.001 par value common stock.

On March 2, 2010, the Company effected a 10-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the splits discussed above.

During the nine months ended September 30, 2010, there have been no other issuances of common stock.

NOTE 7 – WARRANTS AND OPTIONS

As of September 30, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8- RELATED PARTY SUBLEASE AGREEMENT

On January 12, 2010, the Company executed a sublease agreement with ENSAP International, Inc. (“ENSAP”).  The term is for three years commencing January 12, 2010 and ending on January 12, 2013 with a monthly rent of $2,500.  ENSAP is a related party and is an entity that is owned and controlled by the officers and directors of the Company and their immediate family members.

As of September 30, 2010, the Company has paid approximately $21, 250 for sublease payments.

NOTE 9 – SUBSEQUENT EVENTS

During October 2010, the Company received a loan of $44,400 from a director of the Company.  The loan bears interest at 0% per annum.

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

Since inception, we have relied on equity financing to fund our operations to date. We have incurred a net loss of $182,546 and we have generated $53,500 in revenues since our inception through September 30, 2010. In the three and nine months ended September 30, 2010, we incurred a net loss of $17,862 and $68,062, respectively.

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

We have established a relationship with a private Indonesian company, PT E&M, and will act as their agent by seeking buyers for their iron ore sand. The ore will be shipped directly from PT E&M to the customer. Our director, Dong Hwan Kim is a major owner in PT E&M.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and, accordingly, has generated minimal revenues from operations.  As shown on the accompanying financial statements, the Company has incurred a net loss of $182,546 for the period from inception to September 30, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

Results of Operations

Revenues

In this period ended September 30, 2010, we did not generate any revenues.  In comparable nine month period ended September 30, 2009, we generated $5,000.  Since our inception on March 2, 2001 through September 30, 2010, we have generated $53,500 in revenues.

Expenses

Expenses totaled $17,862 during the three months ended September 30, 2010 as compared to $6,562 in the prior year.  Expenses primarily consisted of general and administrative fees and legal and professional fees in the three months ended September 30, 2010.

General and administrative fees increased $11,120 from the three months ended September 30, 2009 to the three months ended September 30, 2010.  This increase was due to an increase in rent expense of $6,961 due to the monthly rent increasing from $250 to $2,514.  Additionally, automobile expenses increased by $2,747 related to the purchase of the vehicle during 2010.

Legal and professional fees increased $180 from the three months ended September 30, 2009 to the three months ended September 30, 2010.  The increase is slight and reflects minimal changes in legal services rendered. During 2010, the legal and professional fees consist of annual and quarterly filings with the SEC.

General and administrative fees increased $36,347 from the nine months ended September 30, 2009 to the nine months ended September 30, 2010.  This increase was due to an increase in rent expense of $13,725 due to the monthly rent increasing from $250 to $2,514.  Additionally, automobile expenses including auto insurance increased by $3,359 related to the purchase of the vehicle during 2010.  The accounting fees increased by $2,250 primarily due to the increase in audit fees.

Legal and professional fees decreased $33,690 from the nine months ended September 30, 2009 to the nine months ended September 30, 2010.  The decrease was due to a reduction in legal expenses related to the process of filing with FINRA and the SEC.  During 2010, the legal and professional fees consist of annual and quarterly filings with the SEC.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2010 compared to December 31, 2009.

	September 30, 2010	December 31, 2009	Increase / (Decrease)
			$	%

Current Assets	$13,900	$38,307	$(23,407)	(61%)

Current Liabilities	2,253	2,508	(255)	(10%)

Working Capital (deficit)	$11,647	$35,799	$(24,152)	(68%)

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of stock, by borrowings, and through sales-generated revenue.  In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products.

As of September 30, 2010, our cash balance was $650.

During the three months ended September 30 2010, Donghwan Kim, a Director of the Company loaned the Company $18,000. The loan bears interest at 0% per annum.

During October 2010, we received a loan in the amount of $44,400 from Mr. Kim, a director of the Company.  The loan bears interest at 0% per annum.

In September 2010, we signed an Iron Ore Sales Contract with International Economic & Trading Corp., Wuang Group for the sale of 30,000 tons of iron sand from Indonesia pursuant to our agency relationship with PT E&M owned and controlled by one of our Directors. In connection with this contract we obtained an Irrevocable Letter of Credit for $44,400.

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

We depend on a business relationship with an entity controlled by one of our Directors.
We have entered into an agency relationship with PT E&M, a private Indonesian company owned and controlled by one of our Directors. Our success will depend not only on our continued relationship with this party, but also on our ability to enter into additional strategic arrangements with additional companies on commercially reasonable terms. As there is no contractual obligation for PT E&M to maintain this relationship, they may revoke their agreement with us at any time in the future, or may no longer need our services by seeking their own buyers for their product.  Accordingly, our strategic relationship may not result in a sustained business alliance, or the generation of significant revenues.

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

We may consider acquisitions of other assets or other businesses. Any acquisition involves a number of risks that could fail to meet our expectations and adversely affect our profitability. For example:

·	The acquired assets or business may not achieve expected results;

·	We may incur substantial, unanticipated costs, delays or other operational or financial problems when integrating the acquired assets;

·	We may not be able to retain key personnel of an acquired business;

·	Our management’s attention may be diverted; or

·	Our management may not be able to manage the acquired assets or combined entity effectively or to make acquisitions and grow our business internally at the same time.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of filed on March 2, 2001		S-1		3(i)(a)	12/19/08
3(i)(b)	Amended and Restated Articles of Incorporation, filed on December 11, 2009		10-K	12/31/09	3(i)(b)	3/31/10
3(i)(c)	Amended and Restated Articles of Incorporation, filed on January 14, 2010		10-K	12/31/09	3(i)(c)	3/31/10
3(ii)(a)	Bylaws		S-1		3(ii)(a)	12/19/08
31.1	Certification of Jooin Kim pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Jooin Kim pursuant to Section 906 of the Sarbanes-Oxley Act	X
10.1	Sales Contract International Economic & Trading Corp., Wugang Group	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E & M GROUP, INC.

By:/S/ Jooin Kim
       Jooin Kim, President
      (On behalf of the registrant and as
       principal executive officer)

Date: November 22, 2010