Form 10-K
period 2010-12-31
E & M Group, Inc.
filed 2012-03-06
CIK 1451298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(619) 704-1310 • Fax (619) 704-1325

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
Yes ☒    No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter) was $300,000 based on a share value of $0.02.

The number of shares of Common Stock, $0.001 par value, outstanding on March 5, 2012 was 31,500,000 shares.

E & M GROUP, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2010

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects.  These statements include, among other things, statements regarding:

o	our ability to diversify our operations;

o	our ability to implement our business plan as a provider of communications and digital services;

o	unavailability of funds for capital expenditures and/or general working capital;

o
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o	our ability to attract key personnel;

o	our ability to operate profitably;

o	deterioration in general or regional economic conditions;

o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o	inability to achieve future sales levels or other operating results;

o	the inability of management to effectively implement our strategies and business plans;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to “we”, “our”, “us”, “E & M”, “the Company”, and similar terms refer to E & M Group, Inc.

PART I

ITEM 1.                      BUSINESS

E & M Group, Inc. is a development stage company, originally incorporated in the state of Nevada on March 2, 2001 under the name Madison Management, Inc. We were formed to provide business development, market development and financial goal-setting to prospective clients particularly, small corporations.

As a result of our lack of revenue generation, we re-assessed our business plan, and aggressively searched for other business opportunities in an effort to substantiate stockholder value.  We have been in preliminary discussions with PT E&M, a private Indonesian company, who is in the mineral resource business, interested in a potential merger. As of the date of this filing, there have been no definitive agreements reached with this company. If and when we enter into a definitive agreement with any company, we will file a current report on Form 8-K with the Securities and Exchange Commission.

During the year ended December 31, 2010, we established a relationship with PT E&M, and will act as their agent by seeking buyers for their iron ore sand. The ore will be shipped directly from PT E&M to the customer. Our director, Dong Hwan Kim is a major owner in PT E&M.

In September 2010, we signed an Iron Ore Sales Contract with International Economic & Trading Corp., Wuang Group for the sale of 30,000 tons of iron sand from Indonesia pursuant to our agency relationship with PT E&M. In connection with this contract we obtained an Irrevocable Letter of Credit for $44,400. For more information about the contract with PT E&M please see Exhibit 10.1 of Form 10-Q filed on November 22, 2010.

On January 25, 2011, we signed an Iron Ore Sales Contract with Jin Tai International Trading (HK) LED., for the sale of 20,000 Dry Metric tons of iron sand from Indonesia, pursuant to our agency relationship with PT E&M.

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

Available Information

Our periodic reports filed with the SEC, which include Form 10-K, Form 10-Q, Form 8-K and amendments thereto, may be accessed by the public free of charge from the SEC. Electronic copies of these reports can be accessed at the SEC’s website (http://www.sec.gov). Copies of these reports may also be obtained, free of charge, upon written request to: E & M Group, Inc. 2373 W. 208th St., Unit F4, Torrance, CA 90501, Attn: Corporate Secretary. The public may read or obtain copies of these reports from the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549 (1-800-SEC-0330).

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

We believe that current cash on hand and the other sources of liquidity may not be sufficient enough to fund our operations through fiscal 2012. In that event, we would need to raise additional funds to continue our operations.

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

Risks Relating To Our Common Stock

Our common stock is thinly traded and largely illiquid.

Our stock is currently quoted on the OTC Pink (“Pink Sheets”). Being quoted on the Pink Sheets has made it more difficult to buy or sell our stock and has lead to a decline in the frequency of trades and trading volume. Continued trading on the Pink Sheets will also likely adversely affect the Company’s ability to obtain financing in the future due to the decreased liquidity of the Company’s shares and other restrictions that certain investors have for investing in Pink Sheets traded securities.

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

We currently maintain an executive office at 2373 208th St., Unit F4, Torrance, California, for which we have executed a 36 month lease, commencing on January 12, 2010. Our monthly rent for this office is $2,500. We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to locate and secure additional office space.  We sublease the office space from ENSAP International, Inc., a related party.  ENSAP International, Inc. is an entity that is owned and controlled by the officers and directors of E & M Group, Inc. and their immediate family members.

ITEM 3.                      LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

On May 19, 2009, we were cleared for trading by the Financial Industry Regulatory Authority on the Over the Counter Bulletin Board (OTCBB) now known as OTC Markets QB (OTCQB) under the symbol “MMGT.” We changed our name to E & M Group, Inc. and at the same time requested our symbol be changed to “EMGR”. Historically, there has not been an active trading market for our common stock.

Currently, our common stock is quoted on the OTC Pink (Pink Sheets) under the symbol “EMGR”, with a closing price of $0.02 on March 5, 2012.

Holders of Common Stock

As of March 5, 2012, we had approximately 16 stockholders of record of the 31,500,000 shares outstanding.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2010.

ITEM 6.                 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a development stage company incorporated in the State of Nevada in March 2001.

We have established a relationship with a private Indonesian company, PT E&M, and act as their agent by seeking buyers for their iron ore sand. The ore is shipped directly from PT E&M to the customer. Our director, Dong Hwan Kim is a major owner in PT E&M. This relationship enables the Company to broaden our potential business opportunities.

Since our inception on March 2, 2001 through December 31, 2010, we have generated $63,470 in revenues and have incurred a net loss of $188,958.  For the year ended December 31, 2010, we generated $9,970 in revenues and incurred a net loss of $73,264.

RESULTS OF OPERATIONS

Revenues. Sales revenues increased to $9,970 in the fiscal year ended December 31, 2010 from $5,000 in the fiscal year ended December 31, 2009, representing a 99% increase. The increase in revenues is a result of commission generated from the sale of iron ore.

General and Administrative. General and administrative expenses increased $45,444, or 290%, to $61,097 for the fiscal year ended December 31, 2010 from $15,653 for the fiscal year ended December 31, 2009. The increase was the result of an increase in rent expenses and accounting fees.

Depreciation. Our depreciation expenses increased $1,474 or 100% in the fiscal year ended December 31, 2010 from the fiscal year ended December 31, 2009. The increase was the result of depreciation on a vehicle that was purchased and sold in 2010.

Executive Compensation – Related Party.  Executive compensation – related party increased $655 or 100% in the fiscal year ended December 31, 2010 from the fiscal year ended December 31, 2009. The increase in executive compensation – related party was the result of personal expenses that were paid for by the Company.

Legal and Professional.  Legal and professional expenses decreased $38,835, or 65%, to $21,265 in the fiscal year ended December 31, 2010 from $60,100 for the fiscal year ended December 31, 2009. The decrease in legal and professional fees was the result of the Company completing the process of going public.  In 2010, the Company was responsible for the ongoing costs of the SEC reporting requirements as compared to the previous year when the Company was in the process of going public.

Net Loss from Operations. The Company had $74,521 in net loss from operations in the fiscal year ended December 31, 2010, as compared to net loss from operations of $70,753 during the period ended December 31, 2009. The increase was the result of primarily the increase in general and administrative expenses.

Gain on Sale of Assets. Gain on sale of assets increased $1,210 or 100% in the fiscal year ended December 31, 2010 from the fiscal year ended December 31, 2009. The increase was the result of a sale of a vehicle.

Interest Income. Interest income increased $47 or 100% in the fiscal year ended December 31, 2010 from the fiscal year ended December 31, 2009. The increase was the result of cash held in an interest bearing account.

Net Loss. In the fiscal year ended December 31, 2010, we generated a net loss of $73,264, an increase of $4,440, or 6%, from $68,824 for the period ended December 31, 2009. The increase was the result of primarily the increase in general and administrative expenses.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern.  We are in the development stage and, accordingly, have generated minimal revenues from operations.  Since our inception, we have been engaged substantially in financing activities and developing our business plan and incurring start up costs and expenses.  As a result, we have incurred accumulated net losses from inception.  In addition, our development activities since inception have been financially sustained through equity and debt financing.  These issues raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock, debt financing and, ultimately, the achievement of significant operating revenues.

Liquidity and Capital Resources

As of December 31, 2010, we had $1,794,848 in cash. The following table provides detailed information about our net cash flow for the years ended December 31, 2010 and 2009. To date, we have financed our operations through the issuance of stock, borrowings, and minimal cash flows from operations.

In summary, our cash flows were as follows:

	Fiscal Year Ended December 31,
	2010	2009
Net cash used in operating activities	$1,717,502	$(75,029)
Net cash used in investing activities	(45,711)	-
Net cash provided by financing activities	96,000	55,993
Net increase/(decrease) in Cash	1,767,791	(19,036)
Cash, beginning of year	27,057	6,559
Cash, end of year	$1,794,848	$(12,477)

Operating activities

Net cash used in operating activities was $1,717,502 for the year ended December 31, 2010, as compared to $75,029 used in operating activities for the same period in 2009. The increase in net cash used in operating activities was primarily due to the significant increases in accounts payable and accounts payable – related party.  In 2011, the Company did pay down significant portions of the accounts payable and accounts payable – related party.

Investing activities

Net cash used in investing activities was $45,711 for the year ended December 31, 2010, as compared to $0 used in investing activities for the same period in 2009. The increase in net cash used in investing activities was primarily due to the purchase of a certificate of deposit.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2010 was $96,000, as compared to $55,993 for the same period of 2009. The increase of net cash provided by financing activities was mainly attributable to proceeds received for notes payable due to a related party.

On a short-term basis, we have only generated revenues of $9,970 during the year ended December 31, 2010 to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue development activities. For short term needs, we will be dependent on our ability to raise additional capital from the sale of common stock and debt financing.

We believe that cash flow from operations will meet only a part of our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, implementation of our strategy to locate buyers for iron ore sand and/or acquisitions we may decide to pursue. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Operation Plan

During the next twelve months we plan to continue to focus our efforts on acting as a reselling agent of iron ore sand for PT E&M and continue to seek out buyers for their iron ore sand. The ore is shipped directly from PT E&M to the customer.

Off-Balance Sheet Arrangements

As of the date of this Report, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not expect to enter into financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T).         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Jooin Kim, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on his evaluation, he concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this report.

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

Directors and Executive Officers

The names of our directors and executive officers and their ages, positions, and biographies are set forth below.  Our executive officers are appointed by, and serve at the discretion of, our board of directors.  There are no family relationships among any of our directors or executive officers.

Directors	Age	Title	Term
Jooin Kim	29	President & Chief Executive Officer	Since December 2009
Misun Kim	33	Secretary & Director	Since December 2009
Jisun Kim	31	Treasurer & Director	Since December 2009
Peter Duchine	62	Director	Since December 2009
Dong Hwan Kim	60	Director	Since July 2009

Jooin Kim, has served as our President and Chief Executive Officer since December 18, 2009.  Mr. Jooin Kim has been a Director of Hydroderm U.S.A. since 2006.  Between 2008 and 2009, Mr. Jooin Kim was the owner of Happy Technology.  Between 2005 and 2007, Mr. Jooin Kim was a General Manager for Compu USA.  Mr. Jooin Kim studied computer programming at ITT Technical Institute between 2002 and 2004.

Misun Kim, has served as our Secretary and a Director since December 18, 2009. Since 2005, Ms. Misun Kim has been the Chief Executive Officer of Hydroderm U.S.A.  Ms. Misun Kim is also a songwriter and works in the Artists and Repertoire division for Can Entertainment since 2004.  Between 2005 and 2009, Ms. Misun Kim was the Stage Manager for Redwon Production.  Between 2004 and 2005, Ms. Misun Kim attended Patton College.  Between 2001 and 2003 Ms. Misun Kim attended New York University and received a cello performance degree.

Jisun Kim, has served as our Treasurer and a Director since Secember 18, 2009. From 2006 through present, Ms. Jisun Kim has been a Director of Hydroderm U.S.A.  Between 2008 and 2009, Ms. Jisun Kim was a loan officer for CPS Mortgage Company and between 2005 and 2007 she was a loan officer for Compass Finance.  From 2001 through 2004 Ms. Jisun Kim attended Santa Monica College where she received a degree in business administration.

Peter Duchine, has served as a Director of the Company since December 18, 2009.  Mr. Peter Duchine has been an Assembly and Test Subcontractor for Amkor Technologies since March of 1992. As an Assembly and Test Subcontractor, Mr. Peter Duchine provides services as a technical test advisor, manages test business of $100,000,000 to $200,000,000 per year and provides leading edge technology solutions.  Between August of 1987 and February of 1992, Mr. Peter Duchine served as a semiconductor manufacturer for California Micro Devices.

Dong Hwan Kim, has served as a Director of the Company since July 24, 2009.  Mr. Dong Hwan Kim has been the President of the Korean division of ENSAP International Co., LTD. since June 1, 2009.  From October 1, 1980 through present, Mr. Dong Hwan Kim has been the Chairman of Taerim Electronics.  Mr. Dong Hwan Kim also holds the position of President for both Hydroderm U.S.A., Inc., and Hydroderm Asia, from March 1, 2008 through present and August 8, 2003 through present, respectively.  Mr. Dong Hwan Kim also currently resides as Chairman and Chief Financial Officer of Charista Global Corp., a position he has held since December 1, 2008.

Mr. Dong Hwan Kim is a major owner in PT E&M, a private Indonesian company. The Company acts as PT E&M’s agent by seeking out buyers for their iron ore sand. None of our other Officers and/or Directors businesses are affiliated with or currently doing business with the Company.

Family Relationships

Dong Hwan Kim is the father of Jooin Kim, Misun Kim and Jisun Kim.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Nevada law.

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

Our decision to not adopt such a code of ethics results from our having a small management for the Company.  We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Audit Committee

We do not have an Audit Committee; our Board of Directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors perform some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten (10) years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11.                      EXECUTIVE COMPENSATION

Overview of Compensation Program

We currently have not appointed members to serve on the Compensation Committee of the board of directors.  Until a formal committee is established, our entire board of directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy.  The board of directors ensures that the total compensation paid to the executives is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The board of directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value.  As a result of the size of the Company and only having three executive officers, the board evaluates both performance and compensation on an informal basis.  Upon hiring additional executives, the board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of our peer companies.  To that end, the board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The board of directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and directors of the Company.  Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Summary Compensation

During the year ended December 31, 2010, our President and Chief Executive Officer Mr. Jooin Kim, received $655 compensation. During the year ended December 31, 2009, Mr. Jooin Kim did not receive any compensation, including plan or non-plan compensation.

During the years ended December 31, 2010 and 2009, our Secretary Ms. Misun Kim and our Treasurer Ms. Jisun Kim, did not receive any compensation, including plan or non-plan compensation.

Future Compensation

Our executive officers have agreed to provide services to us without compensation until such time as we have earnings from our revenue.

Option Grants in Last Fiscal Year

During the years ended December 31, 2010 and 2009, we did not grant any options to our officers and directors.

Board Committees

We currently do not have any committees of the board of directors.

Director Compensation

During the years ended December 31, 2010 and 2009, our members of the board of directors, did not receive any compensation.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on March 5, 2012 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 31,500,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 5, 2012 pursuant to options, warrants, conversion privileges or other rights.  The percentage of ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Title of Class	Name and address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common	Jooin Kim, President & Chief Executive Officer	0	--
Common	Misun Kim, Secretary & Director	2,000,000	6.3%
Common	Jisun Kim, Treasurer & Director	2,000,000	6.3%
Common	Donghwan Kim, Director	12,500,000	39.6%
Common	Peter Duchine, Director	0	--

	All Beneficial Ownders as a Group	16,500,000	52.3%
(1)
As used in this table, “beneficial ownership” means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  The Party’s address is in care of the Company at 2373 W. 208th St., Unit F4, Torrance, CA 90501.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Transactions with Related Persons

On January 12, 2010, we executed a sublease agreement with ENSAP International, Inc. (“ENSAP”).  The term is for three years commencing January 12, 2010 and ending on January 12, 2013 with a monthly rent of $2,500.  ENSAP is a related party and is an entity that is owned and controlled by the officers and directors of the Company and their immediate family members.

The following is a schedule by year of future minimum lease payment required under the sublease agreement:

Year Ending December 31,	Amount
2011	$ 30,000
2012	$ 30,000
2013	$ 2,500

During the year ended December 31, 2010 and 2009, the rent expense was $31,603 and $0, respectively.

As of December 31, 2010 and 2009, we had accounts payable of $944,000 and $0, respectively due to PT E&M.  Dong Hwan Kim, a Director of the Company, has a significant ownership percentage in PT E&M.  The Company is a sales agent for PT E&M and was able to locate buyers for PT E&M.

Promoters and Certain Control Persons

We did not have any promoters at any time since our inception in March 2001.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the Over the Counter Bulletin Board (“OTCBB”) does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by the principal accountant, De Joya Griffith & Company, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2010 and 2009 were $10,000 and $1,250, respectively.

The aggregate fees billed for professional services rendered by the principal accountant, Moore & Associates, for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2010 and 2009 were $0 and $6,500, respectively.

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

Not applicable.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" on page 22 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Madison Management, Inc. filed on March 2, 2001		S-1		3(i)(a)	12/19/08
3(i)(b)	Amended and Restated Articles of Incorporation, filed on December 11, 2009	X
3(i)(c)	Amended and Restated Articles of Incorporation, filed on January 14, 2010	X
3(ii)(a)	Bylaws of Madison Management, Inc.		S-1		3(ii)(a)	12/19/08
31.1	Certification of Jooin Kim pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Jooin Kim pursuant to Section 906 of the Sarbanes-Oxley Act	X
10.1	Sales Contract International Economic & Trading Corp., Wugang Group		10-Q			11/22/10

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E & M GROUP, INC.

By: /S/ Jooin Kim
       Jooin Kim, President

Date: March 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Jooin Kim	President, Chief Executive Officer,	March 5, 2012
Jooin Kim	Principal Executive Officer and Principal Accounting Officer

/S/ Misun Kim	Secretary & Director	March 5, 2012
Misun Kim

/S/ Jisun Kim	Treasurer & Director	March 5, 2012
Jisun Kim

/S/ Donghwan Kim	Director	March 5, 2012
Donghwan Kim

/S/ Peter Duchine	Director	March 5, 2012
Peter Duchine

E & M GROUP, INC.

INDEX TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010 AND 2009

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
E & M Group, Inc.

We have audited the accompanying balance sheets of E & M Group, Inc. (A Development Stage Company) as of December 31, 2010 and 2009 and the related statements of operations, stockholder’s deficit and cash flows for the years then ended and from inception (March 2, 2001) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E & M Group, Inc. (A Development Stage Company) as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended and from inception (March 2, 2001) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
February 23, 2012

E&M GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(audited)

	December 31,	December 31,
	2010	2009

ASSETS

Current assets:
Cash	$1,794,848	$27,057
Certificates of deposit	44,447	-
Prepaid expenses	2,674	1,250
Deposits	485	-
Notes receivable - related party	10,000	10,000
Total current assets	1,852,454	38,307

Other assets:
Notes receivable - related party	1,000	-
Total other assets	1,000	-

Total assets	$1,853,454	$38,307

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$850,919	$2,508
Accounts payable - related party	944,000	-
Total current liabilities	1,794,919	2,508

Long-term liabilities:
Notes payable - related party	145,000	49,000
Total long-term liabilities	145,000	49,000

Total liabilities	1,939,919	51,508

Stockholders' deficit:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 31,500,000 and 31,500,000 shares issued and outstanding
as of December 31, 2010 and December 31, 2009, respectively	31,500	31,500
Additional paid-in capital	70,993	70,993
Deficit accumulated during development stage	(188,958)	(115,694)
Total stockholders' deficit	(86,465)	(13,201)

Total liabilities and stockholders' deficit	$1,853,454	$38,307

See Accompanying Notes to Financial Statements.

E&M GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(audited)

			Inception
			(March 2, 2001)
	For the years ended		to
	December 31,		December 31,
	2010	2009	2010

Revenue	$9,970	$5,000	$63,470
Total revenue	9,970	5,000	63,470

Expenses:
General and administrative	61,097	15,653	91,340
Consulting fees	-	-	11,100
Consulting fees - stock based	-	-	22,500
Consulting fees - related party	-	-	5,000
Depreciation	1,474	-	1,474
Executive compensation - related party	655	-	655
Legal and professional fees	21,265	60,100	123,545
Total expenses	84,491	75,753	255,614

Net operating income/(loss)	(74,521)	(70,753)	(192,144)

Other Income:
Forgiveness of debt	-	1,929	1,929
Gain on sale of assets	1,210	-	1,210
Interest income	47	-	47
Total other income	1,257	1,929	3,186

Net loss	$(73,264)	$(68,824)	$(188,958)

Weighted average number of common	31,500,000	31,500,000
shares outstanding - basic

Net loss per share - basic	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

E&M GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
(audited)

					Deficit
					Accumulated
			Additional		During	Total
	Common Shares		Paid-In	Subscriptions	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Deficit
March 2001
Issuance of common stock for services	12,500,000	$12,500	$-	$-	$-	$12,500

April 2001
Issuance of common stock for services	10,000,000	10,000	-	-	-	10,000

August - December 2001
Issuance of common stock for cash	9,000,000	9,000	-	(1,500)	-	7,500

Net loss	-	-	-	-	(23,048)	(23,048)

Balance, December 31, 2001	31,500,000	31,500	-	(1,500)	(23,048)	6,952

January 2002
Cash received for subscriptions receivable	-	-	-	500	-	500

February 2002
Cash received for subscriptions receivable	-	-	-	1,000	-	1,000

Net loss	-	-	-	-	(2,309)	(2,309)

Balance, December 31, 2002	31,500,000	31,500	-	-	(25,357)	6,143

Net loss	-	-	-	-	(4,318)	(4,318)

Balance, December 31, 2003	31,500,000	31,500	-	-	(29,675)	1,825

Net loss	-	-	-	-	(320)	(320)

Balance, December 31, 2004	31,500,000	31,500	-	-	(29,995)	1,505

Net loss	-	-	-	-	(320)	(320)

Balance, December 31, 2005	31,500,000	31,500	-	-	(30,315)	1,185

E&M GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
(audited)

					Deficit
					Accumulated
			Additional		During	Total
	Common Shares		Paid-In	Subscriptions	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Deficit
Net loss	-	-	-	-	14,380	14,380

Balance, December 31, 2006	31,500,000	31,500	-	-	(15,935)	15,565

Net loss	-	-	-	-	(6,160)	(6,160)

Balance, December 31, 2007	31,500,000	31,500	-	-	(22,095)	9,405

Net loss	-	-	-	-	(24,775)	(24,775)

Balance, December 31, 2008	31,500,000	31,500	-	-	(46,870)	(15,370)

August 2009
Forgiveness of debt from a related party	-	-	70,993	-	-	70,993

Net loss	-	-	-	-	(68,824)	(68,824)

Balance, December 31, 2009	31,500,000	31,500	70,993	-	(115,694)	(13,201)

Net loss	-	-	-	-	(73,264)	(73,264)

Balance, December 31, 2010	31,500,000	$31,500	$70,993	$-	$(188,958)	$(86,465)

See Accompanying Notes to Financial Statements.

E&M GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(audited)

			Inception
			(March 2, 2001)
	For the years ended		to
	December 31,		December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(73,264)	$(68,824)	$(188,958)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	-	22,500
Depreciation	1,474	-	1,474
Gain on sale of assets	(1,210)		(1,210)
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(1,424)	-	(2,674)
(Increase) in deposits	(485)	-	(485)
Increase in accounts payable - related party	944,000	-	944,000
Increase (decrease) in accounts payable	848,411	(6,205)	850,919

Net cash used in operating activities	1,717,502	(75,029)	1,625,566

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase certificates of deposit	(44,447)	-	(44,447)
Proceeds from repayment of notes receivable - related party	-	-	20,000
Payments for notes receivable - related party	(1,000)	-	(31,000)
Purchase of fixed assets	(25,264)	-	(25,264)
Sale of fixed assets	25,000	-	25,000

Net cash used in investing activities	(45,711)	-	(55,711)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	-	-	9,000
Proceeds from donated capital	-	-	70,993
Proceeds from notes payable	-	-	49,000
Proceeds from notes payable - related party	121,000	55,993	136,000
Payments to notes payable - related party	(25,000)	-	(40,000)

Net cash provided by financing activities	96,000	55,993	224,993

NET CHANGE IN CASH	1,767,791	(19,036)	1,794,848

CASH AT BEGINNING OF YEAR	27,057	6,559	-

CASH AT END OF YEAR	$1,794,848	$(12,477)	$1,794,848

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Number of shares issued for services	-	-	22,500,000
Fair value of shares issued for services	$-	$-	$22,500

See Accompanying Notes to Financial Statements.

E & M GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on March 2, 2001 (Date of Inception) under the laws of the State of Nevada, as Madison Management, Inc. On December 11, 2009, the Company amended its articles of incorporation and changed its name to E&M Group, Inc.

The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company.

Nature of operations
The Company is a sales agent and plans to locate buyers for iron ore sand.  Currently, the Company is a sales agent for a private Indonesian company.  The private Indonesian company is a related party because a director of the Company is a significant shareholder in the Indonesian company.

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

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.  As of December 31, 2010 and 2009, there are no cash equivalents.  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  As of December 31, 2010 and through December 31, 2012, the Company’s account is fully insured by FDIC Deposit Insurance Coverage.

Fixed assets
Fixed assets are recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When fixed assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.

E & M GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.

Revenue Recognition
The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.  The Company recorded net revenue for the year ended December 31, 2010 in accordance with ASC 605-45.

The Company records revenue upon shipment of the iron ore sand between the buyer and the seller.

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for years ended December 31, 2010 and 2009.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, notes receivable, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

E & M GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

E & M GROUP, INC.
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
The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2010 and 2009, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2010 and 2009, no income tax expense has been incurred.

Concentrations
In 2010 and 2009, one customer accounted for 100% and 100% of revenue, respectively.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through January 2012 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (March 2, 2001) through the period ended December 31, 2010 of ($188,958). In addition, the Company’s development activities since inception have been financially sustained through equity and debt financing.

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

E & M GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – PREPAID EXPENSES

As of December 31, 2010 and 2009, the Company had prepaid expenses totaling $2,674 and $1,250.  The prepaid expenses comprise prepaid accounting, rent and telephone expenses.  The expenses will get amortized as the services are rendered.

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following at:

	December 31, 2010	December 31, 2009
Vehicles	$-	$-
Accumulated depreciation	-	-
	$-	$-

On June 30, 2010, the Company sold its vehicle to a director of the Company for $25,000.  The Company recorded a gain of $1,210 on the sale.

Depreciation for the years ended December 31, 2010 and 2009 was $1,474 and $0, respectively.

NOTE 5 – NOTES RECEIVABLE – RELATED PARTY

Notes receivable consists of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Note receivable to an entity owned and controlled by officers and directors of the Company, unsecured, 0% interest, due upon demand but cannot be demanded before November 2010	$10,000	$10,000

Note receivable to an entity owned and controlled by officers and directors of the Company, unsecured, 0% interest, due upon demand but cannot be demanded before December 2020	1,000	-

	$11,000	$10,000

Interest income for the years ended December 31, 2010 and December 31, 2009 was $0 and $0, respectively.

E & M GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Notes payable to an entity owned and controlled by officers and directors of the Company, unsecured, 0% interest, due upon demand but cannot be demanded before December 2020	$145,000	$49,000

	$145,000	$49,000

Interest expense for the years ended December 31, 2010 and December 31, 2009 was $0 and $0, respectively.

NOTE 7 – INCOME TAXES

At December 31, 2010 and 2009, the Company had federal operating loss carryforwards of $188,958 and $115,695, respectively, which begins to expire in 2021.

The provision for income taxes consisted of the following components for the years ended December 31, 2010 and 2009:

	2010	2009
Current:
Federal	$-	$-
State	-	-
Deferred	-	-
	$-	$-

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$66,135	$40,493
Total deferred tax assets	66,135	40,493
Less: Valuation allowance	(66,135)	(40,493)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $66,135 and $40,493, respectively, which will begin to expire 2021.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2010 and 2009 and maintained a full valuation allowance.

E & M GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2010 and 2009:

	2010	2009
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 8 – STOCKHOLDERS’ EQUITY

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

On December 11, 2009, the Company amended its articles of incorporation and increased its authorized capital to 100,000,000 shares of its $0.001 par value common stock.

On March 2, 2010, the Company effected a 10-for-1 forward stock split of its $0.001 par value common stock.

All share and per share amounts have been retroactively restated to reflect the split discussed below.

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

E & M GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In February 2002, the Company received cash of $1,000 and reduced the remaining balance of subscriptions receivable.

As of December 31, 2010 and 2009, there have been no other issuances of common stock.

NOTE 9 – WARRANTS AND OPTIONS

As of December 31, 2010 and 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company had a month-to-month lease at $250 per month to lease office space from a former officer, director and shareholder of the Company.  During the years ended December 31, 2010 and 2009, the Company had rent expense of $0 and $1,750, respectively.  In September 2009, the Company ceased leasing office space. Office services are provided without charge by an officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

On January 12, 2010, the Company executed a sublease agreement with ENSAP International, Inc. (“ENSAP”).  The term is for three years commencing January 12, 2010 and ending on January 12, 2013 with a monthly rent of $2,500.  ENSAP is a related party and is an entity that is owned and controlled by the officers and directors of the Company and their immediate family members.

The following is a schedule by year of future minimum lease payment required under the sublease agreement:

Year Ending December 31,	Amount
2011	$ 30,000
2012	$ 30,000
2013	$ 2,500

During the years ended December 31, 2010 and 2009, the rent expense was $31,603 and $0, respectively.

As of December 31, 2010 and 2009, the Company had accounts payable of $944,000 and $0, respectively due a related party.  The Company received funds from the buyers in December 2010 for the sale of iron ore which resulted in the large cash position.  Consequently, the Company recorded a balance in accounts payable related party of $944,000 which related to the value of the goods sold. The amount is due to a related party and the accounts payable was paid in 2011.  The related party is an entity that a director of the Company has a significant ownership percentage in.  The Company is a sales agent for the related party and was able to locate buyers for the related party.

E & M GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 23, 2012, the date which the financial statements were available to be issued.

During the three months ended March 31, 2011, a significant portion of the cash balance was utilized to pay down the accounts payable and accounts payable – related party.

During the year ended December 31, 2011, the Company received notes payable from a related party totaling approximately $150,000.  The loan is unsecured, due upon demand and bears 0% interest.

On January 2012, an officer of the Company agreed to deduct and offset the amount due to the Company of $10,000 by the note payable due to him.